Form 10-Q
period 1995-07-02
KAHLER REALTY CORP
filed 1995-08-11
CIK 928697

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.   20549


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934


  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                OR

  [  ]    Transition report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

            For the Quarter Ended    July 2, 1995

                  Commission File Number 0-24714


                     KAHLER REALTY CORPORATION
      (Exact name of registrant as specified in its charter)

        Minnesota                             41-1784272
(State or other jurisdiction of    (I.R.S. Employee Identifiation No.)
 incorporation or organization)

20 SW 2nd Avenue, Rochester, MN                       55902
(Address of principal executive offices)           (Zip Code)

                          (507) 285-2700
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (2) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days.
                         Yes   X         No

The number of shares outstanding of the Registrant's common stock as of July 2, 1995 was:
         Common Stock, $.10 par value  - 4,211,031 shares

               KAHLER REALTY CORPORATION AND SUBSIDIARIES
                 INDEX TO QUARTERLY REPORT ON FORM 10-Q
                              July 2, 1995


                                                             PAGE
                                                            NUMBER

Index to Report . . . . . . . . . . . . . . . . . . . . . .      1

Part 1.  Financial Information
   Consolidated Balance Sheets -
     July 2, 1995 and January 1, 1995 . . . . . . . . . . .    2 - 3

   Consolidated Statements of Operations -
     Second Quarter Ended and Six Months Ended
     July 2, 1995 and July 3, 1994. . . . . . . . . . . . .     4

   Consolidated Statements of Cash Flow -
     Six Months Ended July 2, 1995 and
     July 3, 1994 . . . . . . . . . . . . . . . . . . . . .     5

   Notes to Consolidated Financial Statements . . . . . . .    6 - 9

   Management's Discussion and Analysis of Results
     of Operations and Financial Condition. . . . . . . . .    9 - 17

Part II.  Other Information . . . . . . . . . . . . . . . .     17

Signatures. . . . . . . . . . . . . . . . . . . . . . . . .     18

PART I.  FINANCIAL INFORMATION                                          Page 2

               KAHLER REALTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                         (Dollars in Thousands)
                              (unaudited)
                                                      July 2,      January 1,
                                                        1995          1995

ASSETS
CURRENT ASSETS
  Cash                                             $     1,324   $     1,110
  Receivables:
     Trade, less allowance for doubtful accounts
       of $239 and $252, respectively                    6,173         5,333
     Current portion of notes receivable                   150           150
  Inventories                                            2,557         2,498
  Prepaid expenses                                         446           265
          Total current assets                          10,650         9,356

OTHER ASSETS
  Notes receivable, primarily from affiliates            1,393         1,423
  Investment in and advances to affiliates               3,425         3,279
  Debt service reserve fund                                750           750
  Intangibles                                              736           791
  Other                                                  2,069         1,823
          Total other assets                             8,373         8,066

PROPERTY AND EQUIPMENT
  Land and improvements                                 16,349        16,349
  Buildings                                            136,967       136,967
  Equipment                                             48,232        46,977
  Formal wear apparel                                    5,763         4,735
          Total                                        207,311       205,028

          Less accumulated depreciation                 58,521        54,281
                                                       148,790       150,747

  Construction in progress                                 811             -
          Total property and equipment                 149,601       150,747

          TOTAL ASSETS                             $   168,624   $   168,169

  See Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION                                           Page 3
               KAHLER REALTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                         (Dollars in Thousands)
                              (unaudited)
                                                     July 2,       January 1,
                                                       1995           1995
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 $     7,727   $     8,559
  Accrued liabilities:
     Payroll and payroll related liabilities             3,092         2,473
     Real estate taxes                                   2,214         1,996
     Other taxes                                         1,309           806
  Notes payable                                          4,100         5,300
  Current portion of long-term debt                      2,912         2,767
  Current portion of subordinated debt due to affiliate    500           500
      Total current liabilities                         21,854        22,401


LONG-TERM DEBT
  Obligations of Kahler Realty Corporation              94,300        94,942
  Obligations of Subsidiaries - Nonrecourse
    to Kahler Realty Corporation                        26,265        26,517
          Total long-term debt                         120,565       121,459

OTHER DEFERRED LIABILITIES
   Deferred revenue                                        134           137
   Other                                                 1,392         1,401
          Total other deferred liabilities               1,526         1,538

COMMITMENTS AND CONTINGENCIES

SUBORDINATED DEBT DUE TO AFFILIATE                       1,000         1,500

STOCKHOLDERS' EQUITY
   Common stock, par value $.10
     Authorized - 70,000,000 shares;
     Issued and outstanding - 4,211,031
       and 4,167,598, respectively                         421           417
   Additional paid-in capital                           13,250        13,030
   Retained earnings                                    10,175         7,991
   Minimum pension liability adjustment                   (167)         (167)
          Total stockholders' equity                    23,679        21,271

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   168,624   $   168,169

See Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION                                           Page 4

               KAHLER REALTY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands Except Per Share Data)
                              (unaudited)

                                         Second Quarter Ended          Six Months Ended
                                          July 2       July 3        July 2        July 3
                                           1995         1994          1995          1994
REVENUES
  Revenue of owned operations          $  32,499     $  30,382     $  61,866     $  56,345
  Other properties managed and/or
    partially owned                        4,253         4,533         8,362         8,576
    Total revenues                     $  36,752     $  34,915     $  70,228     $  64,921

REVENUE OF OWNED OPERATIONS
  Lodging - rooms                      $  15,323     $  14,022     $  31,308     $  27,901
          - food and beverage              8,186         7,702        16,081        14,501
          - other                          3,125         2,753         5,888         5,216
  Formal wear, laundry & other             5,679         5,804         8,365         8,444
  Interest income                            186           101           224           283
    Total revenue of owned operations     32,499        30,382        61,866        56,345

OPERATING COSTS AND EXPENSES
  Lodging - rooms                          3,821         3,486         7,588         6,793
          - food and beverage              6,537         6,010        12,762        11,542
          - other                          9,405         8,711        19,166        17,118
  Formal wear, laundry & other             3,491         3,770         6,668         7,194
  Corporate expenses                         859           870         1,914         1,694
  Depreciation and amortization            2,402         2,371         4,438         4,298
    Total operating costs and expenses    26,515        25,218        52,536        48,639

GROSS OPERATING PROFIT                     5,984         5,164         9,330         7,706
  Interest expense                        (3,010)       (2,749)       (6,060)       (5,248)
  Equity earnings of affiliates              137            65           291            98
  Gain (Loss) on sale of assets              (32)            1           (31)           11

INCOME  FROM OPERATIONS
   BEFORE INCOME TAXES                     3,079         2,481         3,530         2,567

   Provision for income taxes                954           744         1,094           770

NET INCOME                             $   2,125      $  1,737     $   2,436     $   1,797

INCOME PER COMMON SHARE                $     .49      $    .43     $     .57     $     .43

See Notes to Consolidated Financial Statements.

                    PART I.  FINANCIAL INFORMATION                          Page 5
                  KAHLER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED  STATEMENTS  OF  CASH  FLOW
                         (Dollars in Thousands)
                              (unaudited)
                                                       Six Months       Six Months
                                                         Ended            Ended
                                                     July 2, 1995     July 3, 1994
OPERATIONS:
  Net income                                         $     2,436       $     1,797
  Adjustments to reconcile net income  to
   net cash provided by operating activities:
     Depreciation and amortization                         4,438             4,298
     Common stock issued under
      employee benefit plans                                 105                 3
     Equity in earnings of affiliates                       (291)              (98)
     Gain on sale of assets                                  (31)              (11)
  Change in current assets and current liabilities:
     Receivables                                            (840)           (1,034)
     Inventories                                             (59)              (92)
     Prepaid expenses                                       (181)             (271)
     Accounts payable                                       (832)             (304)
     Accrued liabilities                                   1,340             1,304
       Net cash provided by operating activities           6,085             5,592

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property and equipment                     (3,163)           (8,682)
  Proceeds from sale of property and equipment                35                14
  Payments received on notes receivable                       30               105
  Investment in and advances to affiliates                   (42)                -
  Payments received from affiliates                          187               187
  Payments for intangible assets                              (2)              (37)
  Increase in other assets                                  (322)           (1,037)
       Net cash used in investment activities             (3,277)           (9,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid to preferred shareholders                     -              (159)
  Dividends paid to common shareholders                     (252)             (142)
  Proceeds from issuance of common stock                     119               420
  Proceeds from new long-term debt and notes payable         227             3,700
  Principal payments on subordinated debt                   (500)                -
  Principal payments on long-term debt                      (976)           (1,159)
  Net borrowings (payments) under  line-of-credit
     agreements and short-term notes payable              (1,200)            1,700
  Decrease in other liabilities                              (12)             (174)
    Net cash provided (used) by financing activities      (2,594)            4,186

INCREASE IN CASH                                             214               328
CASH AT BEGINNING OF THE PERIOD                            1,110               984

CASH AT END OF THE PERIOD                            $     1,324      $      1,312

See Notes to Consolidated Financial Statements.

                                                                        Page 6
PART I.  FINANCIAL INFORMATION

             KAHLER REALTY CORPORATION AND SUBSIDIARIES
                    QUARTERLY REPORT ON FORM 10-Q
            (Dollars in Thousands Except Per Share Data)
                        Second Quarter Ended
                             July 2, 1995


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Kahler Realty Corporation and subsidiaries (the Company) for the year ended January 1, 1995. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the first six months ended July 2, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

2. All comparative data reflects application of consistent accounting principles and contains no prior period adjustments.

3. Revenues of the Company are classified into two components. The Company uses this presentation to show the total scope of the Company's operations. The components of revenue are:

    . Revenue of owned operations include revenues from lodging properties in which the Company has an interest greater than 50%, management fees generated from properties partially-owned (50% or less) and properties owned by others. Also included are revenues from Anderson's Formal Wear, Textile Care Services and Interest Income.

    . Other properties managed and/or partially-owned includes all revenue of properties partially-owned (50% or less) by the Company and the properties managed for others. Under generally accepted accounting principles, this revenue is not included in revenue of owned operations and the Company's interest in partially-owned properties is reflected in the Consolidated Statements of Operations as equity earnings of affiliates.

                                                                        Page 7
PART I.  FINANCIAL INFORMATION

             KAHLER REALTY CORPORATION AND SUBSIDIARIES
                    QUARTERLY REPORT ON FORM 10-Q
            (Dollars in Thousands Except Per Share Data)
                        Second Quarter Ended
                            July 2, 1995


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


4.  Supplemental disclosure of cash flow information.

    Cash paid (received) for:
                         Six Months Ended
                                        July 2, 1995         July 3, 1994
      Interest paid                          $ 6,397              $ 5,752
      Interest received                         (155)                (277)
      Income taxes                               409                  302


5. Income per share is computed on a primary share basis using the weighted average number of outstanding common shares plus common stock equivalents aggregating 4,314,000 and 3,826,000 for the second quarter of 1995 and 1994, respectively, and 4,306,000 and 3,785,000 for the six months ended July 2, 1995 and July 3, 1994.

    Income per share computed on a fully diluted basis is not presented for the amounts are the same as on a primary share basis.

6. The Board of Directors during the second quarter of 1995 and 1994 declared quarterly dividends of $.03 and $.02 per share to common shareholders of record on July 3, 1995 and July 1, 1994, respectively. These dividends totaling $126 and $72 were paid July 21, 1995 and July 22, 1994. Year to date 1995 and 1994, the Company paid dividends of $.06 per share, and $.04 per share, to common shareholders for a total dividend of $252 and $142, respectively.

    During the second quarter of 1994, the Company paid a quarterly dividend of $0.5625 per share to preferred shareholders of record on June 1, 1994. This dividend, totaling $79, was paid on June 15, 1994. Year to date 1994, the Company paid dividends of $1.125 per share to preferred shareholders for a total dividend of $159. All preferred shareholders converted their outstanding preferred shares to common stock during 1994.

    These dividends have been accounted for as a reduction to retained earnings.

                                                                        Page 8
PART I.  FINANCIAL INFORMATION

             KAHLER REALTY CORPORATION AND SUBSIDIARIES
                    QUARTERLY REPORT ON FORM 10-Q
            (Dollars in Thousands Except Per Share Data)
                        Second Quarter Ended
                            July 2, 1995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


7. Investment in and advances to affiliates represent the Company's proportionate share of the affiliates' assets and liabilities as adjusted to reflect the effect of any basis differences. The Company or its subsidiaries typically serve as a general partner or limited partner of the partnership and operate the hotels under long-term management contracts.

                                         Ownership     July 2,       July 3,
    Equity investments                  Interests       1995          1994

      Provo Park Hotel, Provo, UT         50.0%      $  3,308      $  3,157
      Kahler Park Hotel, Hibbing, MN      25.0%           117           143
      Plaza One Hotel, Rock Island, IL    26.6%             -            71
                                                     $  3,425      $  3,371

    Combined summarized balance sheet information
    for the Company's affiliates is as follows:
      Current assets                                 $    742      $    838
      Noncurrent assets                                15,405        15,636
      Current liabilities                               1,433         1,207
      Long-term debt, principally mortgages             9,211         9,352
      Other long-term liabilities                       1,293         1,298
      Owner's equity                                    4,210         4,617

                                                         Six Months Ended
                                                 July 2, 1995  July 3, 1994
    The Company's income from affiliates before taxes
    is as follows:
      Management fees                                $    187      $    162
      Equity in net earnings                              291            98
                                                     $    478      $    260

    Combined summarized operating results reported
    by these affiliates are as follows:
      Revenues                                       $  6,266      $  5,418
      Net loss                                            (42)         (470)

                                                                        Page 9
             KAHLER REALTY CORPORATION AND SUBSIDIARIES
                    QUARTERLY REPORT ON FORM 10-Q
            (Dollars in Thousands Except Per Share Data)
                        Second Quarter Ended
                            July 2, 1995



8. In June 1995, the Company acquired an option to purchase a 112 room hotel in Twin Falls, Idaho for $5.8 million. On August 1, 1995 the Company exercised this option and financed the purchase with a first mortgage of $3.8 million, a note payable to seller of $400 and $1.6 million from available cash and lines of credit.

    On July 1, 1995, the Company took over the operating responsibility of the 150 room Copper King Inn in Butte, Montana. The Company anticipates acquiring an approximate 30% equity interest in the hotel in the third quarter.

    In April 1995, construction of a 108 room expansion of the Boise Park Suites Hotel began. Substantially all of the remaining construction cost will be paid for with a $4.9 million construction and permanent loan.

    The Company continues to study the possibility of converting to a real estate investment trust simultaneously with a public offering of its common shares.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL
CONDITION


General

    The management's discussion and analysis of financial condition and results of operations set forth below follows the presentation of the Company's Consolidated Statements of Operations. This discussion should be read in conjunction with this statement and the other Consolidated Financial Statements and Notes thereto appearing in this Form 10-Q.

    Revenues of the Company are classified into two components which are defined in Note 3 of the Notes to Consolidated Financial Statements. The Company uses this presentation to show the total scope of the Company's operations.

             KAHLER REALTY CORPORATION AND SUBSIDIARIES
                    QUARTERLY REPORT ON FORM 10-Q
            (Dollars in Thousands Except Per Share Data)
                        Second Quarter Ended
                            July 2, 1995


    The Company's principal business is the ownership and management of hotel properties. The following table sets forth certain financial information from owned operations for the lodging segment, stating the lodging revenue components as a percentage of total lodging revenue, for the periods indicated.

                                          Second Quarter     First Six Months
                                           1995     1994      1995    1994
      Room revenue                        57.5%    57.3%     58.8%   58.6%
      Food and beverage revenue           30.7%    31.5%     30.2%   30.5%
      Other - Golf, rents, phone, etc.    11.2%    10.7%     10.5%   10.5%
            - Management fees               .6%      .5%       .5%     .4%
          Total lodging revenues         100.0%   100.0%    100.0%  100.0%
      Lodging operating expenses          74.2%    74.4%     74.2%   74.5%
      Lodging operating income before
        interest, depreciation and
        corporate expenses                25.8%    25.6%     25.8%   25.5%

    The Company's operations have benefitted from the addition of a new management contract and the acquisition of new properties. In January 1995, the Company entered into a management contract with a 127 room
    property in Waverly, Iowa.   In March 1994, the Company acquired Pocatello
    Park Quality Inn which is a 152 room property in Pocatello, Idaho. In December 1994, the Company acquired the Green Oaks Inn and Conference Center in Fort Worth, Texas which it had managed since 1990.

    The following table sets forth certain operating data for the hotels owned and managed by the Company:

    Hotel Operating Data:
                                      Second Quarter          First Six Months
                                     1995        1994        1995         1994

    Number of Hotels, period end       20          19          20           19
    Room Nights Available         406,219     392,187     812,285      772,884
    Occupancy                        68.4%       68.2%       66.5%       65.6%
    Average Daily Room Rate
      per Occupied Room           $ 64.47      $ 63.1     $ 67.10      $ 65.49
    Average Daily Revenue
      per Available Room          $ 44.11      $ 43.08    $ 44.63      $ 42.95

             KAHLER REALTY CORPORATION AND SUBSIDIARIES
                    QUARTERLY REPORT ON FORM 10-Q
            (Dollars in Thousands Except Per Share Data)
                        Second Quarter Ended
                            July 2, 1995


Results of Operations

    This discussion should be read in conjunction with the Consolidated Statement of Operations.

    Lodging

    Total lodging revenue for the second quarter and first six months of 1995 increased by $2.2 million and $5.7 million or 8.8% and 11.9% compared to the same periods in 1994. These increases are primarily the result of acquisitions subsequent to the first six months in 1994, which are outlined above. The Company's room revenues also increased due to increased occupancies and higher rates. The Company's occupancy percentage increased from 68.2% to 68.4% in the second quarter and from 65.6% to 66.5% for the first six months of 1995 compared with the same periods in 1994. The Company's hotels in the intermountain west states of Utah and Idaho, and the conference center hotels in Arizona and Texas primarily generated the increase in average daily room rate and occupancy. This is a result of strong economies in these areas and good marketing efforts by the Company.

    Food and beverage revenues increased by $484 and $1.6 million or 6.3% and 10.9% when comparing the second quarter and the first six months of 1995 with the same periods in 1994. This is primarily the result of acquiring new hotel properties as discussed above.

    Lodging operating costs and expenses in the second quarter of 1995 increased by $1.6 million from $18.2 million to $19.8 million and increased for the first six months of 1995 by $4.1 million from $35.5 million to $39.5 million when comparing the same periods in 1994. This again is primarily due to the acquisition of new hotel properties.

    The gross operating margin for lodging increased to 25.8% from 25.6% in the second quarter and increased to 25.8% from 25.5% for the first six months of 1995 when comparing the same periods in 1994.

             KAHLER REALTY CORPORATION AND SUBSIDIARIES
                    QUARTERLY REPORT ON FORM 10-Q
            (Dollars in Thousands Except Per Share Data)
                        Second Quarter Ended
                            July 2, 1995

    Formal Wear, Laundry and Other

    Formal wear revenues remained at $3.9 million in the second quarter and increased by 4.0% to $5.0 million from $4.8 million for the first six months when comparing 1995 and 1994. The first six months of 1995 improvement resulted from an increase in the volume of units shipped of 1.8% and an increase of revenue per unit of 1.3%.

    Formal wear operating expenses increased $49 and $232 or approximately 2.4% and 6.3% when comparing the second quarter and the first six months of 1995 to the same periods a year ago. As a percentage of revenue, formal wear expenses increased in the second quarter to 53.1% from 52.2% and for the first six months increased to 78.7% from 77.0% for 1995 when compared with the same periods in 1994.

    Laundry revenues for the second quarter of 1995 decreased 8.1% to $1.6 million from $1.7 million and decreased for the first six months of 1995 by 8.2% to $3.0 million from $3.3 million in 1994. This decrease was primarily the result of downsizing the Utah laundry facility in the fourth quarter of 1994. This downsizing was the result of the Company's efforts to discontinue laundry services for unprofitable products and accounts. Offsetting this decrease was an increase in revenues at the Rochester facility of approximately 3.3% for the first six months.

    Laundry operating expenses for the second quarter decreased as a percentage of laundry revenue to 79.3% in 1995 from 92.4% in 1994. For the first six months of 1995 operating expenses decreased to 80.8% from 97.3% as a percentage of revenue compared to 1994. The decreases are primarily due to greatly improved efficiencies associated with the laundry facility in Rochester, which opened in April 1993. Productivity measured in pounds produced per labor hour increased to 90.1 in 1995 as compared to 62.3 in 1994, a 44.6% improvement. Also contributing to this improvement was the downsizing at the Utah facility which was mentioned above.

             KAHLER REALTY CORPORATION AND SUBSIDIARIES
                    QUARTERLY REPORT ON FORM 10-Q
            (Dollars in Thousands Except Per Share Data)
                        Second Quarter Ended
                            July 2, 1995

    Interest Income

    Interest income for the second quarter of 1995 increased by $85 from 1994 and for the first six months decreased $59 in 1995. This resulted primarily from an increase in interest income from a guarantee agreement with the mortgagor of the Salt Lake Hilton which was offset by the consolidation of the Green Oaks Inn & Conference Center which was acquired at the end of 1994. Prior to the acquisition, the Company held a mortgage receivable and recognized interest income.


    Corporate Expenses

    Corporate expenses, primarily administrative and general expenses, declined in the second quarter by $11 and increased in the first six months by $220 when compared with the same periods in 1994.


    Depreciation and Amortization

    Depreciation and amortization remained constant at $2.4 million when comparing 1995 and 1994 second quarters. Comparing the first six months for the same years, depreciation and amortization increased to $4.4 million from $4.3 million.


    Interest Expense

    Interest expense for the second quarter and the first six months for 1995 increased by $261 and $812 respectively when compared to the same periods in 1994. The increase in the amount of interest expense is attributed to the increase in the prime lending rate, and the debt associated with the acquisition of Pocatello Park Hotel.

             KAHLER REALTY CORPORATION AND SUBSIDIARIES
                    QUARTERLY REPORT ON FORM 10-Q
            (Dollars in Thousands Except Per Share Data)
                        Second Quarter Ended
                            July 2, 1995


    Equity Earnings of Affiliates

    Equity earnings of affiliates for the second quarter was $137 in 1995 compared with $65 in 1994. Equity earnings of affiliates in the first six months of 1995 was $291 compared with equity earnings of $98 in 1994. This activity can be further understood by referencing Footnote 7 of the Notes to Consolidated Financial Statements. For 1995, the Company received equity earnings of $330 from Provo Park Hotel and incurred equity losses of $39 from Kahler Park Hotel. For the same period in 1994, the Company received equity earnings of $257 from Provo Park Hotel and incurred equity losses of $62 and $97 from Kahler Park Hotel and Plaza One Hotel, respectively.


    Net Income

    Net income for the second quarter increased to $2.1 million in 1995 from $1.7 million in 1994. For the six months of 1995 net income increased to $2.4 million compared to $1.8 million in 1994. The increase was primarily due to increased revenues and operating margins in the lodging and laundry segments.


Liquidity and Capital Resources

    For this discussion, reference to 1995 represents the first six months of 1995 and reference to 1994 represents the first six months of 1994.


    Cash Flows

    Net cash provided by operating activities increased $493 over 1994 to $6.1 million for 1995. The Company's improved operating income was the primary contributor to this improvement.

    Negative working capital provides the Company with an interest free source of capital. Since the Company principally sells services (rather than goods) for cash, the Company does not need working capital. Negative working capital is common in the lodging industry.

             KAHLER REALTY CORPORATION AND SUBSIDIARIES
                    QUARTERLY REPORT ON FORM 10-Q
            (Dollars in Thousands Except Per Share Data)
                        Second Quarter Ended
                            July 2, 1995


    Capital Expenditures

    Capital expenditures for 1995 and 1994 totaled approximately $3.2 million and $8.7 million, respectively. In 1995, $2.1 million was used to remodel and refurbish existing hotels and to purchase laundry and formal wear equipment. The remaining $1.0 million was used for garment purchases. In 1994, approximately $5.2 million and $406 of the funds were used for the acquisition of Pocatello Park Hotel and the laundry facility, respectively. The remaining $3.1 million of funds were used for refurbishment of existing properties and purchase of garments.


    Investment in and Advances to Affiliates

    The Company received a $187 distribution from the Provo Park Hotel in 1995 and 1994. The investment of $42 made to affiliates in 1995 related to Kahler Park Hotel. See Footnote 7 of Notes to Consolidated Financial Statements for further discussion.



Financing

    In 1995 the Company made a scheduled $500 payment on it's subordinated debt, normal principal retirements of $976 and $1.2 million of repayments on the lines of credit and short- term notes. In 1995, net cash provided from proceeds of new long-term debt of $227 primarily relates to the construction of a 108 suite addition to the Boise Park Suites Hotel. In 1994, net cash provided from proceeds of new long-term debt of $3.7 million and net borrowing under line-of-credit agreements of $1.7 million relates to the cash requirements for the acquisition of Pocatello Park Hotel.

    Inflation

    Operators of hotels in general possess the ability to adjust room rates quickly. However, competitive pressures have limited and may in the future limit the Company's ability to raise rates in the response to inflation. Industry-wide average daily room rates have generally failed to match inflation since 1987.

             KAHLER REALTY CORPORATION AND SUBSIDIARIES
                    QUARTERLY REPORT ON FORM 10-Q
            (Dollars in Thousands Except Per Share Data)
                        Second Quarter Ended
                            July 2, 1995


    Seasonality

    The Company's hotel operations historically have been seasonal in nature, reflecting higher occupancy rates during the first and third quarters. The higher occupancy rates during the first quarter are due to increased seasonal demand at the Sheraton San Marcos Golf Resort and Conference Center and the greater Salt Lake City area hotels due to winter skiing. The third quarter typically has higher occupancy rates due to summer vacation travel. In addition, the formal wear segment is highly seasonal with the greatest amount of rentals during the second quarter which typically includes higher demand for high school proms and weddings.

    Other

    The Company is in the discovery stage of litigation with a telecommunications company relating to disputed unremitted telephone revenue and fees at ten of the Company's hotels. The Company has denied all claims and has made counter claims relating to breach of contract and intends to pursue all available alternatives. The outcome of this dispute is uncertain.

    In December 1994 the Company received notice of default relating to bond indebtedness on one of its wholly owned properties. A group of bondholders have claimed the Company incorrectly calculated added interest for this hotel for the year 1993 in the amount of approximately $267. The Company denies the claim. If the bondholders were found judicially correct, the Company would owe this amount for 1993 and an additional $618 for 1994.

    Additionally, the Company is involved in various litigation in the normal course of business. The Company does not expect the outcome of the matters described above to have a material adverse effect on the Company's consolidated financial statements.

    The Company is required to adopt Statement of Financial Accounting Standards
    (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" no later than its fiscal year 1995. The Company has not completed all of the analysis required to estimate the impact of the new statements. Management of the Company does not believe that the adoption of these statements will have any material adverse effect on the financial position or results of operations of the Company.

             KAHLER REALTY CORPORATION AND SUBSIDIARIES
                    QUARTERLY REPORT ON FORM 10-Q
            (Dollars in Thousands Except Per Share Data)
                        Second Quarter Ended
                            July 2, 1995



    The Company continues to study the possibility of converting to a real estate investment trust simultaneously with a public offering of its common shares.



PART II.  OTHER INFORMATION

    The annual shareholders' meeting held April 27, 1995, was represented by 3,634,836 common shares or 87.1% of the total outstanding shares.

    The shareholders approved the nominations and elected Mr. A. Blaine Huntsman and Mr. Mark W. Sheffert each for a three year term expiring in 1998. There were 3,470,109 common shares or 95.5% of the total shares voted that voted in favor of the nominations.

    The shareholders voted in favor of the 1994 Stock Option Plan as amended. There were 2,638,701 common shares or 72.6% of the total shares voted approving the proposal.

    The 1994 Non-Employee Director Stock Option Plan was approved by 72.4% of the shareholders voting. There were 2,630,977 common shares voted.

    The shareholders approved the 1994 Employee Stock Purchase Plan. There were 2,944,821 common shares or 81.0% of the total shares voted that voted in favor of the proposal.

    The proposal to amend the Articles of Incorporation to eliminate limitation of indebtedness was approved by 81.6% of the voting shareholders. There were 2,966,624 common shares voted.

                                                                       Page 18
             KAHLER REALTY CORPORATION AND SUBSIDIARIES
                    QUARTERLY REPORT ON FORM 10-Q
                        Second Quarter Ended
                            July 2, 1995







                              SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 15, 1995.







                      KAHLER REALTY CORPORATION



     By: Harold W. Milner          By:   Steven R. Stenhaug
        Harold W. Milner              Steven R. Stenhaug
        President, CEO                Senior Vice President-Treasurer