Form 10-Q
period 1995-10-01
KAHLER REALTY CORP
filed 1995-11-15
CIK 928697

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

           For the Quarter Ended    October 1,  1995

                Commission File Number  0-24714


                    KAHLER  REALTY  CORPORATION
      (Exact name of registrant as specified in its charter)

            Minnesota                                      41-1784272
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
     incorporation or organization)

          20 SW 2nd Avenue, Rochester, MN                    55902
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

                         Yes   X         No


  The number of shares outstanding of the Registrant's common stock as of October 1, 1995 was:
         Common Stock, $.10 par value  - 4,229,192 shares

            KAHLER REALTY CORPORATION AND SUBSIDIARIES
              INDEX TO QUARTERLY REPORT ON FORM 10-Q
                          October 1, 1995


                                                             PAGE
                                                            NUMBER

Index to Report . . . . . . . . . . . . . . . . . . . . . . .   1

Part 1.  Financial Information
    Consolidated Balance Sheets -
      October 1, 1995 and January 1, 1995 . . . . . . . . . .  2 - 3

    Consolidated Statements of Operations -
      Third Quarter Ended and Nine Months Ended
      October 1, 1995 and October 2, 1994 . . . . . . . . . .    4

    Consolidated Statements of Cash Flow -
      Nine Months Ended
      October 1, 1995 and October 2, 1994 . . . . . . . . . .    5

    Notes to Consolidated Financial Statements. . . . . . . .   6 - 8

    Management's Discussion and Analysis of
      Results of Operations and Financial Condition . . . . .   8 - 14

Part II.  Other Information
    Exhibits and Reports on Form 8-K. . . . . . . . . . . . .    14

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .    15

PART I.  FINANCIAL INFORMATION                                          Page 2

              KAHLER REALTY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands)
                             (unaudited)
                                                       October 1,                  January 1,
                                                          1995                        1995

ASSETS

CURRENT ASSETS
  Cash                                                $      2,881               $      1,110
  Receivables:
  Trade, less allowance for doubtful
     accounts of $257 and $252, respectively                 6,680                      5,333
  Current portion of notes receivable                          151                        150
  Inventories                                                2,610                      2,498
  Prepaid expenses                                             462                        265
     Total current assets                                   12,784                      9,356

OTHER ASSETS
  Notes receivable, primarily from affiliates                1,338                      1,423
  Investment in and advances to affiliates                   4,225                      3,279
  Debt service reserve fund                                    750                        750
  Intangibles                                                  739                        791
  Other                                                      2,546                      1,823
     Total other assets                                      9,598                      8,066

PROPERTY AND EQUIPMENT
  Land and improvements                                     17,026                     16,349
  Buildings                                                141,769                    136,967
  Equipment                                                 49,187                     46,977
  Formal wear apparel                                        5,807                      4,735
     Total                                                 213,789                    205,028
     Less accumulated depreciation                          60,723                     54,281
                                                           153,066                    150,747
  Construction in progress                                   2,044                         -
     Total property and equipment                          155,110                    150,747

     TOTAL ASSETS                                     $    177,492               $    168,169








See Notes to Consolidated Financial Statements

PART I.  FINANCIAL INFORMATION                                          Page 3

              KAHLER REALTY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands)
                             (unaudited)

                                                       October 1,             January 1,
                                                          1995                   1995
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                 $       9,629          $      8,559
    Accrued liabilities:
      Payroll and payroll related liabilities                4,023                 2,473
      Real estate taxes                                      3,106                 1,996
      Other taxes                                            1,937                   806
    Notes payable                                            3,250                 5,300
    Current portion of long-term debt                        2,865                 2,767
    Current portion of subordinated debt
       due to affiliate                                        500                   500
      Total current liabilities                             25,310                22,401

LONG-TERM DEBT
    Obligations of Kahler Realty Corporation                98,526                94,942
    Obligations of Subsidiaries - Nonrecourse
     to Kahler Realty Corporation                           26,508                26,517
      Total long-term debt                                 125,034               121,459

OTHER DEFERRED LIABILITIES
    Deferred revenue                                           131                   137
    Other                                                    1,379                 1,401
      Total other deferred liabilities                       1,510                 1,538


COMMITMENTS AND CONTINGENCIES

SUBORDINATED DEBT DUE TO AFFILIATE                           1,000                 1,500

STOCKHOLDERS' EQUITY
    Common stock, par value $.10
      Authorized - 70,000,000 shares;
      Issued and outstanding - 4,229,192
     and 4,167,598, respectively                               423                   417
    Additional paid-in capital                              13,330                13,030
    Retained earnings                                       11,052                 7,991
    Minimum pension liability adjustment                      (167)                 (167)
      Total stockholders' equity                            24,638                21,271

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     177,492          $    168,169


See Notes to Consolidated Financial Statements

PART I.  FINANCIAL INFORMATION                                          Page 4

                          KAHLER REALTY CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Dollars in Thousands Except Per Share Data)
                                          (unaudited)
                                               Third Quarter Ended          Nine  Months Ended
                                             October 1     October 2      October 1     October 2
                                                1995          1994           1995          1994
REVENUES
  Revenue of owned operations              $    31,143    $    28,000    $    93,009    $    84,345
  Other properties managed and/or
    partially owned                              5,328          4,672         13,690         13,248
    Total revenues                         $    36,471    $    32,672    $   106,699    $    97,593

REVENUE OF OWNED OPERATIONS
  Lodging- rooms                           $     15,956   $    13,980    $    47,264    $    41,881
         - food and beverage                      7,838         6,979         23,919         21,480
         - other                                  3,046         2,552          8,934          7,767
  Formal wear, laundry & other                    4,163         4,255         12,528         12,700
  Interest income                                   140           234            364            517
    Total revenue of owned operations            31,143        28,000         93,009         84,345

OPERATING COSTS AND EXPENSES
  Lodging- rooms                                  4,004         3,536         11,592         10,329
         - food and beverage                      6,156         5,482         18,918         17,024
         - other                                 10,219         8,811         29,385         25,929
  Formal wear, laundry & other                    3,087         3,266          9,755         10,460
  Corporate expenses                              1,059           893          2,973          2,587
  Depreciation and amortization                   2,287         2,140          6,725          6,438
    Total operating costs and expenses           26,812        24,128         79,348         72,767

GROSS OPERATING PROFIT                            4,331         3,872         13,661         11,578

  Interest expense                               (3,087)       (2,929)        (9,147)        (8,177)
  Equity earnings of affiliates                     278           152            569            250
  Gain (Loss) on sale of assets                      (4)           12            (35)            23

INCOME FROM OPERATIONS BEFORE INCOME TAXES        1,518         1,107          5,048          3,674

Provision for income taxes                          471           330          1,565          1,100

NET INCOME                                  $     1,047   $       777    $     3,483    $     2,574

PRIMARY INCOME PER COMMON SHARE             $       .24   $       .19    $       .81    $       .62

FULLY DILUTED INCOME PER COMMON SHARE       $       .24   $       .19    $       .81    $       .62



See Notes to Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION                                          Page 5

              KAHLER REALTY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW
                        (Dollars in Thousands)
                             (unaudited)
                                                        Nine Months        Nine Months
                                                           Ended               Ended
                                                     October 1,  1995    October 2, 1994
OPERATIONS:
  Net income                                           $     3,483         $     2,574
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                            6,725               6,438
    Common stock issued under employee benefit plans           107                   6
    Equity in earnings of affiliates                          (569)               (250)
    Loss (Gain) on sale of assets                               35                 (23)
  Change in current assets and current liabilities
    Receivables                                             (1,347)             (1,716)
    Inventories                                               (112)                (66)
    Prepaid expenses                                          (197)                (86)
    Accounts payable                                         1,070                 244
    Accrued liabilities                                      3,791               2,460
      Net cash provided by operating activities             12,986               9,581

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property and equipment                      (10,931)            (10,675)
  Proceeds from sale of property and equipment                   4                  50
  Payment received on notes receivable                          84                 172
  Investment in and advances to affiliates                    (657)                  -
  Payments received from affiliates                            280                 280
  Payments for intangible assets                               (24)                (61)
  Increase in other assets                                    (843)               (782)
    Net cash used in investing activities                  (12,087)            (11,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid to preferred shareholders                       -                (224)
  Dividends paid to common shareholders                       (422)               (224)
  Proceeds from issuance of common stock                       199               1,273
  Proceeds from new long-term debt and notes payable         5,298               3,809
  Principal payments on subordinated debt                     (500)                  -
  Principal payments on long-term debt                      (1,625)             (1,997)
  Net borrowings (payments) under line-of-credit
    agreements and short-term notes payable                 (2,050)                975
  Decrease in other liabilities                                (28)               (155)
    Net cash provided by financing activities                  872               3,457

INCREASE IN CASH                                             1,771               2,022

CASH AT BEGINNING OF THE PERIOD                              1,110                 984

CASH AT END OF PERIOD                                  $     2,881         $     3,006


See Notes to Consolidated Financial Statements

PART I.  FINANCIAL INFORMATION                                          Page 6

            KAHLER REALTY CORPORATION AND SUBSIDIARIES
                  QUARTERLY REPORT ON FORM 10-Q
           (Dollars in Thousands Except Per Share Data)
                       Third Quarter Ended
                          October 1, 1995


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Kahler Realty Corporation and subsidiaries (the Company) for the year ended January 1, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first nine months ended October 1, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

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

4. Supplemental disclosure of cash flow information.

   Cash paid (received) for:
                                  Nine Months Ended    Nine Months Ended
                                   October 1, 1995      October 2, 1994

       Interest paid                $   9,275            $   7,777
       Interest received                 (348)                (590)
       Income taxes                       702                  669

5. Income per share is computed on a primary share basis using the weighted average number of outstanding common shares plus common stock equivalents aggregating 4,340,000 and 3,926,000 for the third quarter of 1995 and 1994, respectively, and 4,317,000 and 3,832,000 for the nine months ended October 1, 1995 and October 2, 1994.

 Income per share for the nine months ended October 1, 1995 is presented on a fully diluted basis using the weighted average number of outstanding common
 shares plus stock equivalents aggregating 4,340,000.   Income per share
 computed on a fully diluted basis for the third quarter of 1995 and 1994 and the nine months ended October 2, 1994 is the same as on a primary share basis.

PART I.  FINANCIAL INFORMATION                                          Page 7

            KAHLER REALTY CORPORATION AND SUBSIDIARIES
                  QUARTERLY REPORT ON FORM 10-Q
           (Dollars in Thousands Except Per Share Data)
                       Third Quarter Ended
                          October 1, 1995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


6. The Board of Directors during the third quarter of 1995 and 1994 declared quarterly dividends of $.04 and $.02 per share to common shareholders of record on October 2, 1995 and October 1, 1994, respectively. These dividends totaling $169 and $82 were paid October 24, 1995 and October 21, 1994. Year to date 1995 and 1994, the Company paid dividends of $.10 per share, and $.06 per share, to common shareholders for a total dividend of $422 and $224, respectively.

    During the third quarter of 1994, the Company paid a quarterly dividend of $0.5625 per share to preferred shareholders of record on September 14, 1994. This dividend, totaling $65, was paid on September 15, 1994. Year to date 1994, the Company paid dividends of $1.6875 per share to preferred shareholders for a total dividend of $224. All preferred shareholders converted their outstanding preferred shares to common stock during 1994.

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

                                        Ownership   October 1,  October 2,
Equity investments                      Interests      1995         1994

     Provo Park Hotel, Provo, UT           50.0%    $   3,468    $   3,221
     Best Western Copper King Park
        Hotel, Butte, MT                   32.9%          632            -
     Kahler Park Hotel, Hibbing, MN        25.0%          125          150        Quality Hotel Plaza One,
        Rock Island, IL                    26.6%            -           58
                                                    $   4,225    $   3,429

 The 32.9% equity interest in the 150 room Best Western Copper King Park Hotel was acquired in the third quarter of 1995.

 Combined summarized balance sheet information for the Company's affiliates is as follows:

    Current assets                                   $  1,596   $    949
    Noncurrent assets                                  19,767     15,643
    Current liabilities                                 1,887      1,272
    Long-term debt, principally mortgages              11,793      9,295
    Other long-term liabilities                         1,311      1,302
    Owner's equity                                      6,372      4,723

PART I.  FINANCIAL INFORMATION                                          Page 8

            KAHLER REALTY CORPORATION AND SUBSIDIARIES
                  QUARTERLY REPORT ON FORM 10-Q
           (Dollars in Thousands Except Per Share Data)
                       Third Quarter Ended
                          October 1, 1995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

                                                    Nine Months Ended
                                             October 1, 1995   October 2, 1994
  The Company's income from affiliates
   before taxes is as follows:
     Management fees                          $      312        $     253
     Equity in net earnings                          569              250
                                              $      881        $     503

  Combined summarized operating results
   reported by these affiliates
   are as follows:
     Revenues                                 $    10,353       $   8,473
     Net income                                       856             196

8. On August 1, 1995 the Company acquired the 112 room full-service Canyon Springs Park Hotel in Twin Falls, Idaho. The purchase was financed with a first mortgage of $3.8 million, a note payable to the seller of $400 and $1.6 million from available cash and lines of credit.

    On July 1, 1995, the Company acquired a 32.9% equity interest and took over the operating responsibility of the 150 room full-service Best Western Copper King Park Hotel in Butte, Montana.

    In April 1995, construction of a 108 room expansion of the Boise Park Suites Hotel began. Substantially all of the remaining construction cost will be paid for with a $4.9 million construction and permanent loan.

    The Company continues to study the possibility of converting to a real estate investment trust simultaneously with a public offering of its common shares. In the event the offering is not completed, offering costs incurred will be borne by the Company. Offering costs incurred to date are $660.



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

PART I.  FINANCIAL INFORMATION                                          Page 9

            KAHLER REALTY CORPORATION AND SUBSIDIARIES
                  QUARTERLY REPORT ON FORM 10-Q
           (Dollars in Thousands Except Per Share Data)
                       Third Quarter Ended
                          October 1, 1995


 The Company's principal business is the ownership and management of hotel properties. The following table sets forth certain financial information from owned operations for the lodging segment, stating the lodging revenue components as a percentage of total lodging revenue, for the periods indicated.

                                             Third Quarter        First Nine Months
                                            1995      1994         1995      1994
    Room revenue                            59.4%     59.5%        59.0%     58.9%
    Food and beverage revenue               29.2      29.7         29.9      30.2
    Other - Golf, rents, phone, etc.        10.7      10.3         10.5      10.4
          - Management fees                   .7        .5           .6        .5
        Total lodging revenues             100.0     100.0        100.0     100.0
    Lodging operating expenses              75.9      75.8         74.8      74.9
    Lodging operating income before
      interest, depreciation and
      corporate expenses                    24.1%      4.2%        25.2%     25.1%

 The Company's operations have benefitted from the addition of new management contracts and the acquisition of new properties. In January 1995, the Company entered into a management contract with a 127 room property in Waverly, Iowa. The Company acquired a 32.9% interest in and management contract with the 150 room Best Western Copper King Park Hotel in Butte, Montana in July, 1995. In August 1995, the Company acquired the Best Western Canyon Springs Park Hotel in Twin Falls, Idaho, a 112 room property. In March 1994, the Company acquired Pocatello Park Quality Inn which is a 152 room property in Pocatello, Idaho. In December 1994, the Company acquired the Green Oaks Inn and Conference Center in Fort Worth, Texas which it had managed since 1990.

 The following table sets forth certain operating data for the hotels owned and managed by the Company:
 Hotel Operating Data:
                                             Third Quarter                   First Nine Months
                                         1995              1994             1995          1994

  Number of Hotels, period end              22                19               22            19
  Room Nights Available                427,235           393,083        1,239,338     1,166,919
  Occupancy                               72.8%             71.2%            68.7%         67.4%
  Average Daily Room Rate
   per Occupied Room                   $ 62.42           $ 60.99          $ 65.39       $ 63.89
  Average Daily Revenue
   per Available Room                  $ 45.43           $ 43.41          $ 44.91       $ 43.07

PART I.  FINANCIAL INFORMATION                                         Page 10

            KAHLER REALTY CORPORATION AND SUBSIDIARIES
                   QUARTERLY REPORT ON FORM 10-Q
           (Dollars in Thousands Except Per Share Data)
                        Third Quarter Ended
                          October 1, 1995


Results of Operations

 This discussion should be read in conjunction with the Consolidated Statements of Operations.

 Lodging

 Total lodging revenue for the third quarter and first nine months of 1995 increased by $3.3 million and $9.0 million or 14.2% and 12.6% compared to the same periods in 1994. These increases are primarily the result of acquisitions subsequent to the first nine months in 1994, which are outlined above. The Company's room revenues also increased due to increased occupancies and higher rates. The Company's occupancy percentage increased from 71.2% to 72.8% in the third quarter and from 67.4% to 68.7% for the first nine months of 1995 compared with the same periods in 1994. The Company's hotels in the intermountain west states of Utah, Arizona and Idaho, and the conference center hotel in Texas primarily generated the increase in average daily room rate and occupancy. This is a result of strong economies in these areas and good marketing efforts by the Company.

 Food and beverage revenues increased by $859 and $2.4 million or 12.3% and 11.4% when comparing the third quarter and the first nine months of 1995 with the same periods in 1994. This is primarily the result of acquiring new hotel properties as discussed above.

 Lodging operating costs and expenses in the third quarter of 1995 increased by $2.6 million from $17.8 million to $20.4 million and increased for the first nine months of 1995 by $6.6 million from $53.3 million to $59.9 million when comparing the same periods in 1994. This again is primarily due to the acquisition of new hotel properties.

 The gross operating margin for lodging decreased to 24.1% from 24.2% in the third quarter and increased to 25.2% from 25.1% for the first nine months of 1995 when comparing the same periods in 1994.


 Formal Wear, Laundry and Other

 Formal wear revenues increased 4.3% to $2.6 million from $2.5 million in the third quarter and increased by 4.1% to $7.6 million from $7.3 million for the first nine months when comparing 1995 and 1994. The third quarter of 1995 improvement resulted from an increase in the volume of units shipped of 1.4% and an increase of revenue per unit of 2.1%. The first nine months of 1995 improvement resulted from an increase in the volume of units shipped of 1.7% and an increase of revenue per unit of 1.6%.

 Formal wear operating expenses increased $219 and $451 or approximately 12.8% and 8.3% when comparing the third quarter and the first nine months of 1995 to the same periods a year ago. The increases are primarily for employee related expenses and increases in rental expense for the retail stores. As a percentage of revenue, formal wear expenses increased in the third quarter to 73.6% from 68.1% and for the first nine months increased to 76.9% from 73.9% for 1995 when compared with the same periods in 1994.

PART I.  FINANCIAL INFORMATION                                         Page 11

            KAHLER REALTY CORPORATION AND SUBSIDIARIES
                   QUARTERLY REPORT ON FORM 10-Q
           (Dollars in Thousands Except Per Share Data)
                        Third Quarter Ended
                          October 1, 1995



 Laundry revenues for third quarter of 1995 decreased 12.8% to $1.4 million from $1.6 million and decreased for the first nine months of 1995 by 9.3% to $4.4 million from $4.9 million in 1994. This decrease was primarily the result of downsizing the Utah laundry facility in the fourth quarter of 1994. This downsizing was the result of the Company's efforts to discontinue laundry services for unprofitable products and accounts. Offsetting this decrease was an increase in revenues at the Rochester facility of approximately 3.3% for the first nine months.

 Laundry operating expenses for the third quarter decreased as a percentage of laundry revenue to 73.8% in 1995 from 90.3% in 1994. For the first nine months of 1995 operating expenses decreased to 78.6% from 95.0% as a percentage of revenue compared to 1994. The decreases are primarily due to greatly improved efficiencies associated with the laundry facility in Rochester, which opened in April 1993. Productivity measured in pounds produced per labor hour at the Rochester facility increased to 92.1 in 1995 as compared to 64.8 in 1994, a 42.1% improvement. Also contributing to this improvement was the downsizing at the Utah facility which was mentioned above.


 Interest Income

 Interest income for third quarter of 1995 decreased by $94 from 1994 and for the first nine months decreased $153 in 1995. This resulted primarily from an increase in interest income from a guarantee agreement with the mortgagor of the Salt Lake Hilton which was offset by the consolidation of the Green Oaks Inn & Conference Center which was acquired at the end of 1994. Prior to the acquisition, the Company held a mortgage receivable and recognized interest income.


 Corporate Expenses

 Corporate expenses, primarily professional fees and employee related expenses, increased in the third quarter by $166 and increased in the first nine months by $386 when compared with the same periods in 1994.


 Depreciation and Amortization

 Depreciation and amortization increased to $2.3 million from $2.1 million when comparing 1995 and 1994 third quarters. Comparing the first nine months for the same years, depreciation and amortization increased to $6.7 million from $6.4 million. This is primarily the result of acquiring new hotel properties as discussed above.


 Interest Expense

 Interest expense for third quarter and the first nine months for 1995 increased by $158 and $970 respectively when compared to the same periods in 1994. The increase in the amount of interest expense is attributed to the increase in the prime lending rate, and the debt associated with the acquisition of Pocatello Park Quality Inn Hotel and Best Western Canyon Springs Park Hotel.

PART I.  FINANCIAL INFORMATION                                         Page 12

            KAHLER REALTY CORPORATION AND SUBSIDIARIES
                   QUARTERLY REPORT ON FORM 10-Q
           (Dollars in Thousands Except Per Share Data)
                        Third Quarter Ended
                          October 1, 1995



 Equity Earnings of Affiliates

 Equity earnings of affiliates for the third quarter was $278 in 1995 compared with $152 in 1994. Equity earnings of affiliates in the first nine months of 1995 was $569 compared with equity earnings of $250 in 1994. This activity can be further understood by referencing Footnote 7 of the Notes to Consolidated Financial Statements. For 1995, the Company received equity earnings of $583 and $32 from Provo Park Hotel and Copper King Park Hotel, respectively, and incurred an equity loss of $46 from Kahler Park Hotel. For the same period in 1994, the Company received equity earnings of $415 from Provo Park Hotel and incurred equity losses of $56 and $109 from Kahler Park Hotel and Plaza One Hotel, respectively.


 Net Income

 Net income for the third quarter increased to $1.0 million in 1995 from $777 in 1994. For the nine months of 1995 net income increased to $3.5 million compared to $2.6 million in 1994. The increase was primarily due to increased revenues in the lodging and laundry segments, and the improved operating margin in the laundry segment.


Liquidity and Capital Resources

 For this discussion, reference to 1995 represents the first nine months of 1995 and reference to 1994 represents the first nine months of 1994.


 Cash Flows

 Net cash provided by operating activities increased $3.4 million over 1994 to $13.0 million for 1995. The Company's improved operating income was the primary contributor to this improvement.

PART I.  FINANCIAL INFORMATION                                         Page 13

            KAHLER REALTY CORPORATION AND SUBSIDIARIES
                   QUARTERLY REPORT ON FORM 10-Q
           (Dollars in Thousands Except Per Share Data)
                        Third Quarter Ended
                          October 1, 1995


 Capital Expenditures

 Capital expenditures for 1995 and 1994 totaled approximately $10.9 million and $10.7 million, respectively. In 1995, $5.7 million, $2.0 million and $2.1 million were used for the acquisition of the Best Western Canyon Springs Park Hotel, the construction of a 108 suite addition at the Boise Park Suites Hotel and to remodel and refurbish existing hotels and to purchase laundry and formal wear equipment, respectively. The remaining $1.1 million was used for garment purchases. In 1994, approximately $5.2 million and $672 of the funds were used for the acquisition of Pocatello Park Hotel and laundry equipment, respectively. Approximately $3.6 million and $1.2 million of funds were used for refurbishment of existing properties and purchase of garments, respectively.


 Investment in and Advances to Affiliates

 The Company received a $280 distribution from the Provo Park Hotel in 1995 and 1994. The Company made an investment of $600 and $57 to affiliates related
 to Copper King Park Hotel and Kahler Park Hotel, respectively.   See Footnote
 7 of Notes to Consolidated Financial Statements for further discussion.



Financing

 In 1995 the Company made a scheduled $500 payment on it's subordinated debt, normal principal retirements of $1.6 million and $2.1 million of repayments on the lines of credit and short- term notes. In 1995, net cash provided from proceeds of new long-term debt was $5.3 million. $4.2 million related to the acquisition of Canyon Springs Park and $1.1 million relates primarily to the construction of a 108 suite addition to the Boise Park Suites Hotel. In 1994, net cash provided from proceeds of new long-term debt of $3.8 million and net borrowing under line-of-credit agreements of $1.7 million relates to the cash
 requirements for the acquisition of Pocatello Park Hotel.   The Company also
 made payments of $750 on an unsecured short term note payable in 1994.


 Inflation

 Operators of hotels in general possess the ability to adjust room rates quickly. However, competitive pressures have limited and may in the future limit the Company's ability to raise rates in the response to inflation.

PART I.  FINANCIAL INFORMATION                                         Page 14

            KAHLER REALTY CORPORATION AND SUBSIDIARIES
                   QUARTERLY REPORT ON FORM 10-Q
           (Dollars in Thousands Except Per Share Data)
                        Third Quarter Ended
                          October 1, 1995


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

 Other

 The Company continues to study the possibility of converting to a real estate investment trust simultaneously with a public offering of its common shares. In the event the offering is not completed, offering costs incurred will be borne by the Company. Offering costs incurred to date are $660.

 The Company is in the preliminary stage of litigation with a telecommunications company relating to disputed unremitted telephone revenue and fees at ten of the Company's hotels. The Company has denied all claims and has made counter claims relating to breach of contract and intends to pursue all available alternatives. The outcome of this dispute is uncertain.

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

 The Company is required to adopt Statement of Financial Accounting Standards
 (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" no later than its fiscal year 1995. In addition, the Company is required to adopt Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" no later than its fiscal year 1996. The Company has not completed all of the analysis required to estimate the impact of the new statements. Management of the Company does not believe that the adoption of these statements will have any material adverse effect on the financial position or results of operations of the Company.




PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

      27 Financial Data Schedule

            KAHLER REALTY CORPORATION AND SUBSIDIARIES
                   QUARTERLY REPORT ON FORM 10-Q
                        Third Quarter Ended
                          October 1, 1995






                             SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 1995.







                     KAHLER REALTY CORPORATION



     By: Harold W. Milner             By: Steven R. Stenhaug
        Harold W. Milner                Steven R. Stenhaug
        President, CEO                  Senior Vice President-Treasurer