Form 10-K
period 1995-12-31
KAHLER REALTY CORP
filed 1996-03-28
CIK 928697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.   20549
                                  FORM 10-K

  [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the fiscal year ended December 31, 1995

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


Securities registered pursuant to Section 12(b) of the Act:    NONE
Securities registered pursuant to Section 12(g) of the Act:

     Title of each class                         Name of each exchange on
                                                     which registered
Common Stock, $.10 par value per share                    NASDAQ


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such
filing requirements for the past 90 days.              Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

As of March 15, 1996, the Company had 4,334,535 common shares outstanding. The aggregate market value of 2,727,644 common shares held by non-affiliates was $37,164,150 based on the closing price in the over-the-counter market.

              DOCUMENTS INCORPORATED BY REFERENCES:

Part III incorporates information by reference from the definitive Proxy Statement in connection with the Registrant's Annual Meeting of Shareholders to be held on April 25, 1996.

                                 PART I

Item 1.

   Business

   (a)    General Development of Business

   "Kahler" and "Company" are used in this document to reference Kahler Realty Corporation.

   Kahler Realty Corporation is primarily engaged in the business of owning and managing hotels. The lodging segment accounted for approximately 87% of the Company's revenues in 1995. To supplement its hotel operations, the Company owns a laundry service, Textile Care Services, that serves southeastern Minnesota and the Salt Lake City area. The Company's other major business is Anderson's Formal Wear, a wholesale and retail formal wear supplier in the midwestern and western states.

   The Company intends to continue expanding its hotel operations and seeks opportunities throughout the United States to own and manage hotel properties. In acquiring and developing new hotels, the Company intends to pursue opportunities that offer market niches. The Company seeks opportunities where its hotels face limited direct competition, such as hotels whose locations provide a competitive advantage. It also endeavors to develop lodging facilities that serve and complement large institutions, such as hospitals and universities.

   The Company was incorporated in 1917. The Company's executive offices are located at 20 Second Avenue Southwest, Rochester, Minnesota 55902 and its telephone number is (507) 285-2700. The approximate number of employees of the Company as of December 31, 1995 was 3,400.

   (b)    Financial Information about Industry Segments

   The sales and operating profits (losses) of the industry segments for each of the three years in the period ended December 31, 1995 are set forth in Note 9 (Segments) of Notes to Consolidated Financial
   Statements.

   (c)    Description of Business Segments

   1.  Lodging

   Kahler is primarily engaged in the business of owning, developing and managing hotels. At year end, Kahler owned or managed 22 hotels in 11 states, which had a total of 4,647 guest rooms. Kahler has multiple hotels in its two primary markets: (i) Rochester, Minnesota and (ii) the intermountain region of Utah, Idaho, Montana and Arizona, as well as other hotels located throughout the United States. In Rochester, Minnesota, Kahler owns four hotels with 1,325 rooms, the largest number of rooms under common management in the area. Kahler has 10 hotels with 2,134 rooms in Utah, Idaho, Montana and Arizona. The five hotels located in the Greater Salt Lake City area have 1,295 rooms, the largest number of rooms under common management in that area. Kahler also operates two hotels with conference centers located in Morgantown, West Virginia and Fort Worth, Texas. In addition, Kahler owns or manages six other hotels in Michigan, Wisconsin, West Virginia, Illinois, Minnesota and Iowa. Kahler's hotels seek to attract a broad range of hotel customers, including frequent business travelers and large groups or conventions, as well as leisure travelers. These hotels belong to the following segments of the lodging industry: 17 full service hotels, two limited service hotels and three hotels with conference centers. Kahler's full service hotels provide a range of services and amenities, including room service, convention and banquet facilities, swimming pools and fitness centers, gift and convenience shops, parking facilities and, in most instances, restaurants and lounges. Kahler's full service hotels, which include luxury and moderately priced hotels, seek to attract group conferences and meetings as well as individual business and leisure travelers. Kahler's limited service hotels provide a selected range of amenities and services, such as a swimming pool and limited food and beverage service and primarily serve individual business travelers and vacationers. Kahler's conference center hotels are designed to provide high quality, but moderately priced conference facilities for regional and national conferences and meetings. Two of these hotels also offer a full range of resort amenities, including golf courses, swimming pools and athletic facilities. Eleven of the hotels are operated independently while the other 11 hotels are operated under Sheraton, Hilton, Holiday Inn, Best Western, Quality Inn and Knights Inn franchises and licenses.

   2.  Formal Wear

   Anderson's Formal Wear (Andersons) is a wholesale and retail distributor of men's formal wear. It operates wholesale distribution centers in Rochester, Minnesota; Denver, Colorado; Kansas City, Kansas and Dallas, Texas. From these centers, the formal wear is distributed to retail outlets throughout the Midwest and western United States. It operates 39 retail outlets in Colorado, Iowa, Kansas, Minnesota, Missouri, Nevada, North Dakota, South Dakota, Texas, Oklahoma and Wisconsin.

   Purchases of tuxedos and related accessories come from a number of different manufacturers. These tuxedos are stored in the four distribution centers and rented at wholesale cost per affair to more than 1,500 unaffiliated retail dealers. The consumers order from catalog pictures or from samples displayed in the stores. The dealers send the orders to the nearest Andersons distribution center. The week the tuxedo is needed, it is sent to the dealer where it is held for customer pickup.

   Andersons ships approximately 60% of its product in its own delivery vehicles. The remainder is shipped via United Parcel Service, bus, mail and other modes of transportation. The tuxedos are returned from the dealer to Andersons in the same manner as they were shipped. Each distribution center has its own cleaning plant. This includes dry cleaning, laundry, finishing and alterations. The garment processing takes approximately 66% of the labor cost involved in renting a tuxedo.

   The Company's formal wear business supplies a wide variety of tuxedo styles with 75% to 80% of the business consisting of wedding parties. The balance of the rental revenue is generated from proms and other special occasions. Accordingly, the formal wear business is highly seasonal with peak volumes occurring in April through October.

   3.  Textile Care Services

   This segment is engaged in the business of providing commercial and institutional laundry and dry cleaning services, as well as providing linen, uniforms and dust control rental services.

   Textile Care Services provides cleaning and rental services to the Company's lodging facilities and to medical, institutional and commercial businesses in Rochester, Minnesota and Salt Lake City, Utah.

   Textile Care Services is not dependent on any one particular customer, although the laundry and dry cleaning operations vary directly with Mayo Clinic volume and the related volume of the Methodist and St. Mary's Hospitals at the Rochester location. The long-range plan is to maintain these accounts and develop additional lodging, medical, institutional and commercial business.


Item 2.

   Properties

   (a)    Lodging

   1. Rochester Hotels

   Kahler's four hotels in Rochester, Minnesota with an aggregate of 1,325 guest rooms were founded in 1917 to provide for individuals visiting the Mayo Clinic in Rochester. The Mayo Clinic is an internationally known private group practice dedicated to providing diagnosis and treatment of patient illnesses through a systematic focus on individual needs. The Mayo Clinic also operates a medical school that provides advanced education and research programs. As a result of its operations in Rochester, the Mayo Clinic generates a strong demand for hotel accommodations by individual visitors seeking medical treatment and medical conferences organized by the Mayo Clinic. Kahler's hotels are connected to the Mayo Clinic facilities by skywalk and pedestrian subways. The level of demand created by the Mayo Clinic is such that the results of operations of the Rochester hotels are dependent upon the continued attractiveness of the Mayo Clinic to patients and medical conferences. In addition, Rochester is the principal development and manufacturing facility for IBM's Application Systems/400. Although the Company is the leading provider of hotel rooms in Rochester, its hotels compete with several other lodging facilities, including a 213 room full service Radisson Hotel and several other nationally franchised hotels.


   The Kahler Hotel  - Rochester, Minnesota

   This 12 story full service hotel is located directly across from and is connected by pedestrian subways and skyways to the Mayo Clinic's facilities, Rochester Methodist Hospital and downtown shopping areas. In addition, the hotel has convenient access to IBM's Rochester facilities and is 10 minutes from the Rochester airport. The original portion of The Kahler Hotel was completed in 1921 with significant additions completed in 1954 (207) rooms and 1968 (121 rooms). The Kahler Hotel provides a total of 695 guest rooms and suites. The hotel has conference and banquet facilities with approximately 15,000 square feet of space arranged in 15 flexible meeting rooms. The top floor of the hotel has been remodeled to include a Presidential Suite and a Concierge club, which provides an executive lounge and complimentary continental breakfast and evening cocktails. The hotel has four restaurants, a lounge and room service. In addition the hotel has a swimming pool, exercise equipment and an indoor shopping arcade of 55 shops, including a pharmacy, car rental office, fashion boutiques and several novelty and specialty shops.

   Kahler Plaza Hotel - Rochester, Minnesota

   This luxury nine story hotel opened in March 1989. The hotel is accessible on three levels to the adjoining Harold W. Siebens Education Building of the Mayo Clinic, which includes the Clinic's medical meeting and education facilities. The hotel is also directly across from and connected by skyway and pedestrian subway to The Kahler Hotel. The Kahler Plaza Hotel offers 194 guest room and suite accommodations. In addition, the hotel has two floors of Concierge Club service, including complimentary continental breakfast and evening cocktails. The hotel has approximately 10,000 square feet of meeting and banquet space that can accommodate up to 400 persons. The hotel offers a restaurant and lounge, complete room service, as well as an indoor swimming pool, whirlpool, sauna and exercise room.


   Clinic View Inn and Suites - Rochester, Minnesota

   This nine story, 266 room moderately priced hotel is directly across the street and connected by pedestrian subway from Rochester Methodist Hospital and the Mayo Clinic's cancer and pain treatment center. The hotel was opened in 1974 and acquired by Kahler in 1980. In April 1991, a 128 suite addition was added to the facility to meet the market demand for the extended stay lodging by Mayo Clinic patients and business guests. During the construction of the suites, the existing hotel space
   was extensively renovated.   The hotel offers guest rooms and suites.
   Each suite has a kitchen area, including a microwave oven, refrigerator, coffee maker and toaster, and a living room. The hotel offers a complimentary continental breakfast, restaurant, indoor swimming pool, whirlpool, sauna and exercise equipment, as well as laundry facilities and a convenience store. In addition, the hotel has conference facilities for up to 100 persons.


   Holiday Inn Downtown - Rochester, Minnesota

   The Holiday Inn Downtown was acquired and substantially renovated by Kahler in 1983. Various portions of the hotel have been renovated since
   1989, including the lobby, guest rooms and restaurant.   The hotel
   provides 170 moderately priced guest rooms and primarily serves visitors to the Mayo Clinic and individual business travelers. The hotel occupies floors two through eight of a 16 story multi-use condominium building and is located three blocks from the Mayo Clinic and one block from the Rochester Civic Center. The hotel is connected to the skyway system, which allows access to the Mayo facilities as well as retail shopping mall. The hotel offers an executive floor service, including complimentary continental breakfast and evening cocktails and computer-accessible phone lines, an informal restaurant, lounge and room service, a dinner theater, and conference and banquet facilities that can accommodate up to 200 persons. The hotel operates under a Holiday Inn franchise.


   2. Intermountain Hotels

   In the intermountain region, Kahler has interests in 10 hotels with 2,134 rooms in Utah, Idaho, Montana and Arizona. Five of these hotels, with 1,295 guest rooms are located in the greater Salt Lake City area, the largest number of hotels under common management in that area. The

   Utah hotels provide extensive coverage of the primary business destinations in the region as well as access to the nine major ski areas surrounding Salt Lake City. In April 1987, Kahler entered the Salt Lake City market by purchasing the partially constructed University Park Hotel in Salt lake City. In mid-1988, Kahler acquired a 50.0% partnership interest in and management of the Salt Lake Hilton Hotel. In 1989, Kahler provided $3.2 million of second mortgage financing and assumed management of the Ogden Park Hotel in Ogden, Utah. Kahler purchased the Olympia Park Hotel and Conference Center in Park City, Utah in 1992. In 1993, Kahler acquired a 50.0% ownership interest and management contract in the Provo Park Hotel in Provo, Utah, the remaining 50.0% partnership interest in the Salt Lake City Hilton and a 63.8% general partnership interest in the Ogden Park Hotel. In Idaho, the Boise Park Suite Hotel was constructed in 1992, the Pocatello Park Hotel was purchased in March 1994 and the Canyon Springs Park Hotel was purchased in August 1995. The Sheraton San Marcos Golf Resort and Conference Center in Chandler, Arizona reopened in 1987 after a major renovation and the addition of 250 new guest rooms. Kahler had originally acquired a partnership interest and management contract in the property. In 1992, Kahler obtained full ownership of the property. On July 1, 1995 the Company acquired an ownership interest and management contract in the 150 room Best Western Copper King Park Hotel in Butte, Montana.


   University Park Hotel - Salt Lake City, Utah

   This seven story hotel is located in the University of Utah's Research Park on a 6.9 acre site, approximately 10 minutes from downtown Salt Lake City, 20 minutes from the airport, and near the University of Utah and its medical and research facilities. Seven major ski areas are less than a half hour drive from the hotel. The hotel provides 192 guest
   rooms and 28 executive suites.   Each suite has a separate living room
   with a kitchen area, including a refrigerator. The hotel has a restaurant and lounge, an indoor swimming pool and fitness center, conference and banquet facilities, a gift shop and a liquor store. The hotel is owned by University Inn Associates, a Utah limited partnership. The hotel is located on a site leased under a land lease expiring in December 2025, with an option to extend the lease term for an additional 10 years.


   Salt Lake Hilton Hotel - Salt Lake City, Utah

   The hotel is located near downtown Salt Lake City on the main freeway access to downtown and is 10 minutes from the airport and 45 minutes to seven ski areas. The hotel offers 318 guest rooms and 33 suites. The hotel also offers 23,000 square feet of conference and meeting facilities that can accommodate up to 1,200 persons. In addition, the hotel provides executive concierge level service on two floors of the hotel and has three restaurants, a lounge, room service, an outdoor swimming pool, an indoor whirlpool area and a fitness center. The hotel operates under a Hilton franchise agreement.

   The majority of the land under the hotel is leased pursuant to a ground lease that expires in March 2044. A portion of the parking area currently used by the hotel is leased on a month-to-month basis.

   Best Western Ogden Park Hotel - Ogden, Utah

   The hotel is located in downtown Ogden and provides convenient access to Hill Air Force Base, Weber State University and three ski areas. The hotel offers 288 guest rooms and suites. Separate living rooms with wet bars are provided in the suites. In addition, the hotel offers a complimentary breakfast buffet and executive club service, including free newspaper, concierge service and complimentary evening hors d'oeuvres. With over 16,000 square feet of conference space that can accommodate up to 1,000 persons, the hotel seeks to attract conferences and groups as well as individual travelers. The hotel has an informal restaurant, a lounge, room service, liquor store and gift shop, indoor swimming pool and fitness center. The hotel operates under a Best Western franchise agreement.

   The hotel is owned by Ogden Hotel Associates, a Utah limited partnership ("Associates"). Kahler currently holds a 63.8% general partnership interest in Associates. Ogden Park Hotel Corporation, Inc., a wholly-owned subsidiary of Kahler, currently manages the hotel.


   Olympia Park Hotel and Conference Center - Park City, Utah

   The 204 room hotel is located five minutes from the Park City ski area and 10 minutes from the Deer Valley ski area and is approximately 30 minutes east of Salt Lake City. The hotel primarily serves ski and summer vacationers, as well as conferences and group meetings that use the hotel's 8,000 square feet of conference and banquet facilities. The hotel's amenities include an atrium, swimming pool, spa and sauna, plus a restaurant, coffee shop and gift shop.


   Provo Park Hotel - Provo, Utah

   The nine story hotel is located in downtown Provo near Brigham Young University and several major corporations including Novell, Micron Technology, and NuSkin International and is also 15 minutes from the Sundance ski area. The 232 room hotel has the largest meeting space in the Provo area with 10 meeting rooms that can accommodate up to 900 persons to serve groups and conventions. The hotel offers a restaurant, a club, room service, a gift shop and a business center, as well as an outdoor pool, exercise room and free parking. A substantial remodeling of the top three floors establishing a concierge level area for business travelers and the upgrading of all guest rooms as well as the restaurant and public areas was completed in March 1995.

   The hotel is owned by Park Hotels L.C., a Utah Limited Liability Company (Park Hotels). Kahler currently holds a 50.0% ownership interest in Park Hotels. Provo of Rochester, Inc., a wholly owned subsidiary of Kahler, currently manages the hotel.

   Park Hotels has a loan commitment for $16 million from a local bank and a $1.0 million federal grant to construct an additional 96 suites and conference center with approximately 17,000 square feet of meeting space adjacent to the existing hotel. In addition, a portion of the loan proceeds will be used to construct a 114 all-suites Residence Inn by Marriott in Provo, Utah. The Company's Partner in this venture contributed land and cash valued at $1.2 million. The Company contributed $1.2 million in cash. Construction of the Residence Inn by

   Marriott and the expansion of the hotel is expected to be completed in the fourth quarter of 1996 and early 1997, respectively.


   Boise Park Suite Hotel - Boise, Idaho

   This four story hotel, located in a downtown business park near the corporate headquarters of Morrison-Knudson, Boise Cascade, Micron Technology, Albertson's, Ore-Ida Foods and J. R. Simplot, was constructed by Kahler in 1992. The hotel has 130 suites that include a separate living room and kitchen facilities. Among the amenities offered by the hotel are an outdoor swimming pool, fitness center, limited food service and a business center, with computer and cellular phone rental, laser printing, secretarial, fax and copier service. In addition, the hotel provides meeting facilities that can accommodate up to 90 persons. The hotel primarily attracts business travelers, although the hotel attracts a number of leisure travelers on weekends at discounted room rates. The Company is constructing 108 suites and an additional 1,347 square feet of meeting space attached to the existing hotel which will open in February 1996.


   Pocatello Park Quality Inn - Pocatello, Idaho

   This hotel is located in Pocatello, next to Interstate 15, a major thoroughfare extending from Los Angeles, California to the Canadian border. Located on a 6.7 acre site, the hotel has 152 rooms, the second largest number of rooms in the area. The hotel also has conference facilities with 10,600 square feet of meeting space capable of accommodating up to 700 persons, the largest in the area. Amenities offered at the hotel include an indoor pool and reception area, a fitness center, two restaurants and a cocktail lounge.


   Best Western Canyon Springs Park Hotel - Twin Falls, Idaho

   This hotel is located just off of Interstate 84 near the campus of the College of Southern Idaho and the Snake River Recreation Area. The hotel has 112 rooms located on a 6.3 acre site. The hotel also has six meeting rooms with 8,494 square feet of meeting space which can accommodate up to 750 persons. Amenities at the hotel include an outdoor pool, a full service restaurant and a coffee shop. The hotel operates under a Best Western franchise agreement.


   Best Western Copper King Park Hotel - Butte, Montana

   Kahler currently holds a 32.9% partnership interest and management contract in this 150 room hotel. The hotel is located near Glacier and Yellowstone National Parks. The full-service hotel includes bridal and executive suites. The hotel offers a restaurant, sports bar, indoor pool, whirlpool, sauna, health club and a variety of meeting rooms including a grand ballroom which accommodates up to 1,200 people. The hotel also owns and operates the Copper Dome, a 20,000 square foot tennis facility adjacent to the hotel which is also used as exhibit space. The hotel operates under a Best Western franchise agreement.

   Sheraton San Marcos Golf Resort and Conference Center - Chandler (Greater Phoenix), Arizona

   This conference center and resort hotel is located approximately 18 miles southeast of the Phoenix airport. In 1987, Kahler invested approximately $20 million to restore and substantially rebuild this historic 75-year old resort. Among the amenities the resort provides are the oldest 18-hole championship golf course in Arizona, two heated swimming pools and a tennis complex, three restaurants, a lounge and room service. The resort also offers 16 conference rooms with 20,000 square feet of meeting space that can serve up to 600 persons. Each of the 295 guest rooms, suites and villas has a private patio or balcony. The resort seeks to attract business groups, as well as individual travelers. The resort is operated under an ITT Sheraton franchise agreement, except for 45 villas in three buildings located next to the golf course which are operated separately.


   3.  Other Hotels

   The remaining hotels are located in various states in areas that have provided opportunities for the Company. Many of these properties enjoy competitive advantages in their markets due to the type of facilities provided and their proximity to institutions and attractions that generate substantial demand for hotel accommodations.


   Euro-Suites Hotel - Morgantown, West Virginia

   Kahler has a management contract for the operations of this property. The Euro-Suites Hotel is a 79 suite property located near the University of West Virginia campus and hospital complex. It is in a hub of major corporate and government offices and facilities. It has a 60 seat cocktail lounge, four conference rooms and an exercise facility.


   Green Oaks Inn and Conference Center - Fort Worth, Texas

   This 284 room hotel is located near the Southwest Regional Navy and Air Force Training Command and a Lockheed aircraft plant and is approximately 10 minutes from downtown Fort Worth and 25 minutes from the Dallas/Fort Worth International Airport. With 16 conference rooms that can accommodate up to 1,000 persons, the hotel primarily seeks to attract conferences and group meetings as well as individual business travelers and visitors to the naval air station and Lockheed aircraft plant. Amenities at the hotel include two swimming pools, two tennis courts, an exercise room and access to an adjacent public golf course. The hotel leases its site pursuant to a ground lease that expires December 2014.


   Kahler Park Hotel - Hibbing, Minnesota

   Kahler currently holds a 25% partnership interest and management contract in this 125 room hotel. The Kahler Park Hotel has a full-service restaurant, indoor pool and recreation and meeting facilities. The lodging facility caters to the business and leisure traveler with a goal of becoming a meeting and social destination.

   Knights Inn - Port Huron, Michigan

   This 104 room hotel is a budget priced hotel located at the U.S.- Canadian border near Lake Huron. The hotel has an outdoor swimming pool and meeting facilities. The hotel is approximately nine years old and attracts primarily weekend and vacationing travelers and individual business travelers. The hotel operates under a Knights Inn franchise agreement.


   Knights Inn - Racine, Wisconsin

   This 107 room hotel is a budget priced hotel located between Milwaukee and Chicago, near Racine, Wisconsin and several beaches and marinas along Lake Michigan. The hotel is approximately seven years old and attracts primarily weekend and vacationing travelers as well as business travelers. The hotel operates under a Knights Inn franchise agreement.


   Lakeview Resort and Conference Center - Morgantown, West Virginia

   The resort is a full service conference center with resort amenities, including two 18-hole championship golf courses and a fitness and sports center with an indoor swimming pool, tennis courts, weight training and equipment and running track, as well as boating on Cheat Lake and hiking trails. In addition, the resort offers two restaurants. The resort is located near Morgantown, West Virginia and is 75 miles south of Pittsburgh. With conference facilities that can accommodate up to 600 persons, the resort seeks to attract business groups from Pittsburgh and surrounding areas, as well as visitors to the University of West Virginia and vacationing golfers. The resort has 187 guest rooms and 72 two-bedroom condominium units.


   Quality Hotel Plaza One - Rock Island, Illinois

   Kahler currently holds a 26.6% ownership interest and management contract on this hotel. Plaza One has a scenic location that offers an overlook of the Mississippi River. The 175 room full-service hotel recently underwent a $4 million renovation making it a prime location for corporate travel, group meetings and social events. The hotel features 3 dining rooms, a bar and meeting rooms to accommodate groups up to 500 people.


   Best Western Red Fox Inn - Waverly, Iowa

   Kahler has a management contract for the operation of this property. The Red Fox Inn is a 127 room full service property. The hotel offers two dining rooms, two lounges, 12 meeting rooms, an indoor swimming pool, whirlpool area and an exercise room.


   (b)    Formal Wear

   Anderson's Formal Wear of Rochester - Rochester, Minnesota

   Anderson's Formal Wear of Rochester is a distribution center of formal wear for the upper Midwest geographic area. The warehouse facility has approximately 16,152 square feet. In addition to providing wholesale rentals to numerous retail dealers, the center is a supplier to 16 of the Company's retail outlets.


   Anderson's Formal Wear of Denver - Denver, Colorado

   Anderson's Formal Wear of Denver is a distribution center of formal wear for the western geographic area. The warehouse facility has approximately 14,877 square feet. In addition to providing wholesale rentals to numerous retail dealers, the center is a supplier to seven of the Company's retail outlets.


   Anderson's Formal Wear of Dallas - Dallas, Texas

   Anderson's Formal Wear of Dallas is a distribution center of formal wear for the south central geographic area. The warehouse facility has approximately 14,008 square feet. In addition to providing wholesale rentals to numerous retail dealers, the center is a supplier to 11 of the Company's retail outlets.


   Anderson's Formal Wear of Kansas - Kansas City, Kansas

   Anderson's Formal Wear of Kansas is a distribution center of formal wear for the central Midwest geographic area. The warehouse facility has approximately 15,600 square feet. In addition to providing wholesale rentals to numerous retail dealers, the center is a supplier to five of the Company's retail outlets.


   (c)    Textile Care Services


   Textile Care Services - Rochester, Minnesota

   The laundry facility in Rochester, Minnesota provides commercial and institutional laundry and dry cleaning services as well as linen and uniform rental services. This operation provides cleaning and rental services to all of Kahler's hotels in Rochester. In 1992, Textile Care Services entered into a 20 year exclusive Service Agreement to provide laundry services to the Mayo Clinic and Methodist and St. Marys Hospitals in Rochester and opened a $13 million state-of-the-art commercial laundry in Rochester in April 1993.


   Textile Care Services - Salt Lake City, Utah

   In the greater Salt Lake City area, Textile Care Services provides laundry services for three of Kahler's Salt Lake City hotels as well as for other hotels, hospitals and other institutional customers.


Item 3.

   Legal Proceedings

   The Company believes it is in the final stages of negotiating a settlement with a telecommunications company related to disputed unremitted telephone revenue and fees at 10 of its hotels (the Hotels).

   Proposed terms of this settlement provide for the lease by the Company of $1,500 of new telephone switches and equipment from the telecommunications company over the remaining term of the amended existing telephone service agreements. The Company would have the option to acquire all telephone switches and equipment in the Hotels at the end of the telephone service agreement term. However, while this settlement has been agreed to in principle by the parties, it has not yet been executed. If completed, this settlement is not expected to have a material adverse impact on the Company's Consolidated Financial Statements.

   In December 1994 the Company received notice of default relating to bond indebtedness on one of its wholly-owned hotels. In January 1995 the Company brought suit against the bondholders. The Company is seeking declaratory judgment regarding the proper interpretation of the calculation of added interest. In January 1996 the Superior Court of Arizona (the Court) ruled against the Company. The Company plans to vigorously appeal the Court's decision. The appellate court will hear the Company's suit in its entirety and is not restricted in any way by the Court's decision. If the bondholders are found judicially correct, the Company would owe $267, $618 and $884 for 1993, 1994 and 1995, respectively, and certain other costs as determined by the Court. The Company has recorded an estimate of the loss that could result from the unfavorable resolution of this uncertainty. While the Company believes it has a meritorious case in appeal, the ultimate resolution of the matter, which is expected to take longer than one year, could result in a loss greater or less than what is presently accrued. The Company refinanced this mortgage in January 1996 as discussed in Note 5 of the Company's Consolidated Financial Statements.

   Additionally, the Company is involved in various litigation in the normal course of business. The Company does not expect the outcome of the matters described above to have a material adverse effect on the Company's consolidated financial statements.


Item 4.

   Submission of Matters to a Vote of Security Holders

   No matters were submitted to a Vote of Security Holders during the fourth quarter of the year ended December 31, 1995.



                             PART II

Item 5.

   Market for the Registrant's Common Equity and Related Stockholder
   Matters
                  1996         1995           1994          1993
               Sale Price   Sale Price     Sale Price    Sale Price
      Quarter  High   Low   High   Low     High   Low    High   Low
      First    13.63* 11*    8.88   7.50   11      6.50   4.63   2.75
      Second                11.50   7      11.25   9      6.50   4
      Third                 14.13  10.25   14.75  11.25   8      5.75
      Fourth                13.75  10      14.75   8.25   8.25   6.50

   * Through March 15, 1996

Item 6.
   Selected Financial Data
                               FIVE YEAR SUMMARY OF OPERATIONS
                      (Dollars in thousands, except per share amounts)
KAHLER REALTY CORPORATION AND SUBSIDIARIES           1995     1994     1993       1992     1991

REVENUES
 Revenue of owned operations                      $ 121,772 $109,910 $  96,979  $ 74,014 $ 64,652
 Other properties managed and/or partially owned     18,113   17,490    17,910    29,237   31,506
    Total revenues                                $ 139,885 $127,400 $ 114,889  $103,251 $ 96,158
REVENUE OF OWNED OPERATIONS
 Lodging                                          $ 105,356 $ 93,243 $  80,505  $ 58,408 $ 51,021
 Formal wear, laundry & other                        15,912   15,894    15,277     14,182  13,193
 Interest income                                        504      773     1,197      1,424     438
    Total revenue of owned operations               121,772  109,910    96,979     74,014  64,652
OPERATING COSTS AND EXPENSES
 Lodging                                             79,318   70,797    60,974     45,053  38,458
 Formal wear, laundry & other                        12,801   13,487    12,621     12,092  10,772
 Corporate expenses                                   3,901    3,257     3,272      3,225   2,827
 Depreciation and amortization                        8,919    8,477     7,904      6,492   5,740
 Non-recurring charges                                  526    1,811       -        2,758     -
    Total operating costs and expenses              105,465   97,829    84,771     69,620  57,797
GROSS OPERATING PROFIT                               16,307   12,081    12,208      4,394   6,855
 Interest expense                                   (13,115) (11,207)   (9,362)    (7,303) (6,764)
 Equity in earnings (loss) of affiliates                533      193        27       (688) (2,326)
 Gain (Loss) on sale of assets                          (11)      20         6       (693)  3,005
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES     3,714    1,087     2,879     (4,290)    770
 Provision (Credit) for income taxes                    697      323       875       (300)    247
 Income (Loss) before extraordinary item
  and change in accounting principle                  3,017      764     2,004     (3,990)    523
 Extraordinary item net of income taxes                 -        -         -        2,517     173
 Cumulative effect of change in accounting
  for nonpension postretirement benefits                -        -         -         (250)    -
NET INCOME (LOSS)                                 $   3,017 $    764  $  2,004  $  (1,723)$   696
PER COMMON SHARE DATA
Primary income (loss) before extraordinary item
 and change in accounting principle               $     .70 $    .14  $    .49  $   (1.27)$   .08
  Plus: extraordinary item                              -        -         -          .75     .05
  Less: change in accounting principle                  -        -         -         (.07)    -
  Income (Loss) per common share                  $     .70 $    .14  $    .49  $    (.59)$   .13
Fully diluted income (loss) per common share      $     .69 $    .14  $    .46  $    (.59)$   .13

Weighted average shares outstanding               4,329,000 3,956,000 3,525,000 3,341,000 3,274,000

OTHER INFORMATION
  Capital expenditures                            $  14,540 $ 13,523  $ 12,190  $ 11,583  $ 14,782
  Total assets                                      178,367  169,069   162,406   132,392   114,170
  Long-term debt                                    126,015  122,359   120,773    91,289    78,600
  Redeemable convertible preferred stock                -        -       3,267     3,220     3,174
  Stockholders' equity                               24,173   21,271    16,366    14,867    16,586

Item 7.

  Management's Discussion and Analysis of Results of Operations and Financial Condition


RESULTS OF OPERATIONS

Total Revenues
Total revenues include the revenue of owned operations and other properties partially owned and/or managed by the Company. The Company uses this presentation in order to show the total scope of the Company's operations. Components of revenue are described in Note 1 of Notes to Consolidated Financial Statements.

The primary business of the Company is the operation and management of hotel properties in 11 states, primarily Minnesota, Utah and Idaho. As an adjunct to its hotels, the Company operates commercial laundries in Rochester and Salt Lake City which provide services to the Company's hotels and other third parties in their respective locations. The Company's other business activities include operating a wholesale and retail formal wear business.

Total revenues have increased by 9.8% , 10.9% and 11.3% in 1995, 1994 and 1993, respectively. Acquisitions in the lodging segment account for most of these increases. The following are significant events that have affected operations of the Company during the past three years:

     Acquired the Canyon Springs Park Hotel, Twin Falls, ID (112 rooms) - August 1995
     Acquired a 32.9% ownership interest and management contract of the Copper King Park Hotel, Butte, MT (150 rooms) - July 1995
     Entered into a management contract for the Red Fox Inn, Waverly, IA (127 rooms) - December 1994
     Acquired the Green Oaks Inn and Conference Center, Fort Worth, TX (284 rooms) - December 1994
     Acquired the Pocatello Park Quality Inn, Pocatello, ID (152 rooms) - March 1994
     Acquired a 50% ownership interest and management contract of the Provo Park Hotel, Provo, UT (232 rooms) - September 1993
     Acquired a 63.75% general partnership interest in the Ogden Park Hotel, Ogden, UT (288 rooms) - August 1993
     Acquired a 26.6% ownership interest and management contract of the Plaza One Hotel, Rock Island, IL (175 rooms) - July 1993
     Acquired its partner's 50% interest in the Salt Lake Hilton Hotel, Salt Lake City, UT (351 rooms) - May 1993
     Opened a new 88,000 square foot laundry facility, Textile Care Services, Rochester, MN (19 million pound annual capacity) - April 1993

The following table sets forth certain operating data for the hotels owned and managed by Kahler:
                          Owned and Managed Hotels
   Year End                               1995        1994        1993
   Number of Hotels                         22          20          18
   Room Nights Available             1,669,835   1,560,874   1,406,488
   Occupancy                              65.9%       65.1%       63.9%
   Average Daily Room Rate
     per Occupied Room                 $ 65.48     $ 63.75     $ 63.31
   Average Daily Revenue
     per Available Room                $ 43.13     $ 41.53     $ 40.48

COMPARISON OF 1995 TO 1994 OPERATIONS

Revenue From Owned Operations
Total lodging revenue increased by 13.0% to $105.4 million in 1995 from $93.2 million in 1994. Room revenues for 1995 and 1994 were $61.2 and $54.1 million, respectively. This increase is primarily the result of the additional properties and management contracts acquired in 1994 and 1995. Food, beverage and other lodging revenues increased by 12.7% to $44.1 million in 1995 from $39.1 million in 1994 due primarily to property acquisitions as previously described.

In total, formal wear, laundry and other revenues remained the same, $15.9 million, in 1995 as in 1994. Formal wear revenues increased by 5.0% to $9.4 million in 1995 from $8.9 million in 1994. This was offset by the decrease in laundry revenues to $5.9 million in 1995 from $6.3 million in 1994. The decrease in laundry revenues is primarily the result of the Company downsizing and eliminating laundry services that were unprofitable at the Utah facility.

The decrease of $269,000 in interest income is due primarily to the acquisition of the Green Oaks Inn & Conference Center at the end of 1994. Prior to the acquisition, the Company held a mortgage receivable and recognized interest income. Offsetting this decrease was an increase in interest from a guarantee agreement with the mortgagor of the Salt Lake Hilton Hotel.

Operating Costs and Expenses
Lodging expenses in 1995 increased $8.5 million or 12.0% over 1994. This increase also relates primarily to property acquisitions. As a percentage of revenues, lodging expenses decreased .6% from 75.9% in 1994 to 75.3% in 1995. The following table shows the principal components of lodging revenues with lodging expenses and income presented as a percentage of revenues.

  YEAR END                                 1995           1994         1993
  Room revenue                             58.1%          58.0%        57.2%
  Food and beverage revenue                30.9           31.5         31.3
  Other revenue                            11.0           10.5         11.5
     Total lodging revenue                100.0          100.0        100.0
  Lodging expenses                         75.3           75.9         75.7
  Lodging income before interest,
    depreciation and corporate expenses    24.7%          24.1%        24.3%

Operating costs and expenses for formal wear, laundry and other decreased by 5.1% to $12.8 million in 1995 from $13.5 million in 1994. Formal wear operating expenses increased $710,000 or 10.2% from 1994 to 1995. The increase relates primarily to increased operating costs and expenses in the retail segment of the business and administrative expenses. As a percentage of revenue, formal wear expenses increased to 82.0% in 1995 from 78.1% in 1994. Laundry operating expenses decreased by $1.4 million or 23.7% when comparing 1995 with 1994. This improvement is due to solving start up inefficiencies and problems in the new laundry facility in Rochester, Minnesota and discontinuing unprofitable laundry services at the Utah facility. Productivity measured in pounds produced per labor hour at the Rochester facility increased to 93.1 in 1995 as compared to 66.6 in 1994, a 39.8% improvement.

Corporate expenses increased to $3.9 million in 1995 from $3.3 million in 1994. The increase is primarily due to increased professional fees and employee related expenses. Comparing 1995 to 1994, depreciation and amortization increased to $8.9 million from $8.5 million. This is primarily the result of acquiring new hotel properties as previously mentioned.

The non-recurring charges of $526,000 and $1.8 million in 1995 and 1994, respectively, relate to expenses incurred in connection with planned secondary offerings and conversion of the Company into a real estate investment trust. Neither offering was completed as a result of general market conditions.

Gross Operating Profit
Gross operating profit increased $4.2 million or 35% to $16.3 million in 1995 from $12.1 million in 1994.

Interest Expense
Interest expense for the year 1995 increased by $1.9 million over 1994. This increase is attributed to the increase in the prime lending rate during 1995 and debt associated with the acquisitions of the Pocatello Park Quality Inn and the Best Western Canyon Springs Park Hotel. Additionally, the Company has recorded an estimate of the added interest potentially due as a result of litigation against the holders of a mortgage on a Hotel as discussed in Note 7 of Notes to Consolidated Financial Statements.

Equity In Earnings of Affiliates
Equity earnings for 1995 was $533,000 compared with $193,000 in 1994. For 1995 the Company received equity earnings of $659,000 from the Provo Park Hotel and incurred equity losses of $86,000 and $40,000 from the Kahler Park Hotel and the Copper King Park Hotel, respectively. For 1994, the Company received equity earnings of $452,000 from the Provo Park Hotel and incurred equity losses of $168,000 from the Plaza One Hotel and of $91,000 from the Kahler Park Hotel.

Provision for Income Taxes
Provision for Income Taxes at year end 1995 and 1994, the Company had prepaid income tax charges net of deferred income tax credits of $687,000 and $513,000, respectively. The Company has based the value of the net prepaid tax asset primarily on the alternative minimum tax credits which, under current law, have no expiration dates. The ultimate realization of the net prepaid tax asset is dependent upon the offset of these credits against future federal tax payments if future taxable income exceeded the alternative minimum tax levels. The decrease in the Company's effective tax rate from 1994 to 1995 is the result of benefits realized in 1995 from items fully reserved for in prior years. Further analysis of the tax provision is presented in Note 10 of Notes to Consolidated Financial Statements.

Other Items

On January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Measurement of impairment losses on long-lived assets are based on the estimated fair value of the assets. Properties held for sale under SFAS 121 will continue to be reflected at the lower of historical cost or
estimated fair value less anticipated selling costs.   No adjustment of the
carrying values of the Company's long-lived assets was required at January 1, 1996 as a result of adopting the provisions of SFAS 121.

On December 31, 1995 the Company adopted the provisions of SFAS 107 "Disclosures about Fair Value of Financial Instruments". Management has determined that fair values of the Company's financial instruments approximate the carrying values of those instruments except for notes receivable and long-term debt as discussed in Notes 2 and 5 of Notes to Consolidated Financial Statements, respectively.

On November 24, 1995 the Company retained Montgomery Securities as financial advisor to assist the Company's Board of Directors in exploring the strategic alternatives available to enhance shareholder value. As one alternative, the Company is presently considering a public sale of its shares simultaneously with its conversion to a real estate investment trust. As other possible alternatives, the Company, with Montgomery's assistance, will also explore a possible sale of part or all its assets as well as the continued operation of the Company in its present corporate form.

SFAS 123, "Accounting for Stock-Based Compensation," was issued in October 1995. Adoption of SFAS 123 is required for fiscal years beginning after December 15, 1995. The Company intends to continue to account for stock-based compensation under the provisions of Accounting Principals Board Opinion No. 25. The adoption of SFAS 123 is not expected to have a material effect on the Company's Consolidated Financial Statements.

On January 2, 1995 the Company adopted the provisions of SFAS 114, "Accounting by Creditors for Impairment of a Loan". The Company also adopted the provisions of SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". The adoption of SFAS 114 and 118 had no effect on the Company's financial position or results of operations as of or for the year ended December 31, 1995.



COMPARISON OF 1994 TO 1993 OPERATIONS

Revenue From Owned Operations
Total lodging revenue increased 15.8% to $93.2 million in 1994 from $80.5 million in 1993. This increase resulted primarily from the acquisitions of hotels in 1993 and 1994. In addition, increased room revenue resulted primarily from the improved occupancy from the hotels in the intermountain region. Formal wear, laundry and other revenues increased 4.0% or $617,000 to $15.9 million in 1994 from $15.3 million in 1993. Of this, formal wear revenues accounted for $457,000 of the increase. The increase in formal wear revenues to $8.9 in 1994 from $8.5 million in 1993 resulted from an increase in the volume of units shipped of 2.2% and an increase in revenue per unit of 3.0%. Both laundry and other revenues increased slightly in 1994 from 1993.

Interest income decreased by $424,000 in 1994. This resulted primarily from decreases in interest income on Kahler's mortgage note on the Green Oaks Inn and Conference Center, a guarantee agreement with the mortgagor of the Salt Lake Hilton, and the consolidation of the Ogden Park Hotel which eliminated the recognition of interest on the Company's note.

Operating Costs and Expenses
Lodging expenses increased 16.1% to $70.8 million in 1994 from $61.0 million in 1993. This increase also relates to the hotel acquisitions in 1993 and 1994 as previously described. As a percentage of revenue, lodging expenses increased to 75.9% as compared to 75.7% in 1993.

Expenses for formal wear, laundry and other increased 6.9% to $13.5 million from $12.6 million in 1993. As a percentage of revenue, formal wear expenses increased to 78.2% in 1994 from 77.9% in 1993 and laundry expenses increased to 94.5% in 1994 from 87.2% in 1993. The new laundry which opened in April 1993 in Rochester, Minnesota continued to experience start up inefficiencies causing the facility to operate below its expected levels of performance. During 1994 the facility processed an average of 66.6 pounds per direct labor hour. When comparing production of the facility in January 1994 with December 1994, the pounds processed per direct labor hour were 61.4 and 82.7 respectively. This improvement will be reflected in the 1995 laundry operations along with additional improvement from the implementation of productivity programs and increased familiarity with the equipment.

Corporate expenses for 1994, primarily administrative and general expenses were $3.3 million, consistent with 1993, and declined as a percentage of
revenue by .4%.   Depreciation and amortization increased 7.2% to $8.5
million in 1994 from $7.9 million in 1993. The primary reason for the increase in the amount of depreciation and amortization is due to the hotel acquisitions in 1993 and 1994 and the new laundry facility.

The non-recurring charge of $1.8 million in 1994 represents expenses related to a planned secondary offering and conversion of the Company into a real estate investment trust which was not completed due to unfavorable market conditions. The after tax impact is approximately $1.3 million.

Gross Operating Profit
Gross operating profit decreased by $127,000 to $12.1 million in 1994 from $12.2 million in 1993. Excluding the $1.8 million of non-recurring charges, the Company would have had 1994 gross operating profit of $13.9 million, a 13.8% increase over 1993.

Interest Expense
Interest expense increased by 19.7% to $11.2 million in 1994 from $9.4 million in 1993. The increase in the amount of interest expense can be attributed to the hotel acquisitions in 1993 and 1994, the new laundry facility and increases in the prime interest rate during 1994. Increases in the prime interest rate during 1994 increased interest expense by approximately $700,000 as compared to 1993.



LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations
Net cash provided by operating activities increased to $13.3 million in 1995 from $9.4 million in 1994, an increase of 40.7%. Improvements in operating income, along with a reduction in non-recurring charges were the primary contributors to this improvement.

Negative working capital provides the Company with an interest-free source of capital. Since the Company principally sells services (rather than goods) for cash, the Company does not need large amounts of working capital. Negative working capital is common in the lodging industry.

Cash Flows from Investing Activities
Capital expenditures for 1995 and 1994 totaled $14.5 million and $13.5 million, respectively. In 1995, the acquisition of the Best Western Canyon Springs Park Hotel for $5.75 million, the construction of a 108 suite addition to the Boise Park Suite Hotel for $3.6 million, garment purchases for $1.1 million and approximately $4.1 million for refurbishing and improvements to other properties make up the $14.5 million. In 1994, approximately $7.8 million was used for acquisition and renovation of the Pocatello Park Hotel, land for the expansion of the Boise Park Suite Hotel, acquisition of Green Oaks Inn and Conference Center and the completion of the laundry facility in Rochester. In addition, approximately $4.5 million was used for refurbishment of existing hotels and $1.2 million for the purchase of formal wear garments.

The Company made investments in affiliates in 1995 of $1.2 million to the Provo Park Hotel and $600,000 to the Best Western Copper King Park Hotel.

In 1996, management estimates that in addition to its customary refurbishing expenditures, an additional $9.2 million will be used to purchase the 149 room full service Colonial Inn Hotel in Helena, Montana. This acquisition will be financed through a mortgage note payable to a bank, a note payable to the seller and internally generated funds.


Cash Flows from Financing Activities
In 1995, the principal increases in long-term debt resulted from the acquisition of the Canyon Springs Park Hotel for $4.2 million and the $2.4 million used for the expansion of the Boise Park Suite Hotel. At year end, the Company had a $2.5 million loan commitment which is expected to fund a substantial portion of the remaining construction costs to be paid for the Boise expansion.

At December 31, 1995 notes payable consist of $4.1 million drawn on various lines of credit with a maximum available of $5.0 million and a short-term note payable of $600,000. The banks providing these lines of credit normally provide for extensions of the lines one year at a time. The Company anticipates the extension of all its lines of credit. The remaining $600,000 note is due in September 1996 and is anticipated to be repaid from operating cash flow or available lines of credit.

The Company increased its debt service escrow by $1.5 million in order to facilitate the refinancing of the San Marcos mortgage.

The Company has approximately $94 million of variable rate debt and $42 million of fixed rate debt. The Company's variable rate debt is generally indexed to the prime rate, and calls for interest payments which range from prime to 2% in excess of prime. Of the $94 million variable rate debt, $31 million is tax exempt bonds which carried an effective rate interest rate of 5.8% in January 1996. The Company is sensitive to interest rate changes; however, the Company believes that cash provided by operating activities along with other financing sources will be sufficient to fund its capital requirements.

Inflation
Management believes that inflation during the three years ended December 31, 1995 did not have a material effect on its assets or operations.

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

Other
The Company believes it is in the final stages of negotiating a settlement with a telecommunications company related to disputed unremitted telephone revenue and fees at 10 of its hotels (the Hotels). Proposed terms of this settlement provide for the lease by the Company of $1.5 million of new telephone switches and equipment from the telecommunications company over the remaining term of the amended existing telephone service agreements. The Company would have the option to acquire all telephone switches and equipment in the Hotels at the end of the telephone service agreement term. However, while this settlement has been agreed to in principle by the parties, it has not yet been executed. If completed, this settlement is not expected to have a material adverse impact on the Company's Consolidated Financial Statements.

In December 1994 the Company received notice of default relating to bond indebtedness on one of its wholly-owned hotels. In January 1995 the Company brought suit against the bondholders. The Company is seeking declaratory judgment regarding the proper interpretation of the calculation of added interest. In January 1996 the Superior Court of Arizona (the Court) ruled against the Company. The Company plans to vigorously appeal the Court's decision. The appellate court will hear the Company's suit in its entirety and is not restricted in any way by the Court's decision. If the bondholders are found judicially correct, the Company would owe $267,000, $618,000 and $884,000 for 1993, 1994 and 1995, respectively, and certain other costs as determined by the Court. The Company has recorded an estimate of the loss that could result from the unfavorable resolution of this uncertainty. While the Company believes it has a meritorious case in appeal, the ultimate resolution of the matter, which is expected to take longer than one year, could result in a loss greater or less than what is presently accrued. The Company refinanced this mortgage in January 1996 as discussed in Note 5 of the Company's Consolidated Financial Statements.

Additionally, the Company is involved in various litigation in the normal course of business. The Company does not expect the outcome of the matters described above to have a material adverse effect on the Company's Consolidated Financial Statements.

Item 8.
  Financial Statements and Supplementary Data

  (a) 1.  Financial Statements of Kahler
              Realty Corporation                                      Page
          Consolidated Statements of Operations                          F-1
          Consolidated Balance Sheets                               F-2, F-3
          Consolidated Statements of Cash Flows                          F-4
          Consolidated Statements of Stockholders' Equity                F-5
          Notes to Consolidated Financial Statements           F-6 thru F-19
          Independent Auditors' Report                                  F-20

  (a) 2.  Supplementary Data - Financial Statements of
                 Park Hotels, L.C.
                                                                      Page
          Balance Sheets                                                SD-1
          Statements of Operations                                      SD-2
          Statements of Cash Flows                                      SD-3
          Statements of Changes in Members' Equity                      SD-4
          Notes to Financial Statements                       SD-5 thru SD-8
          Independent Auditors' Report                                  SD-9

Item 9.

  Changes In and Disagreements with Accountants on Accounting and
  Financial Disclosure

  None.



                            PART III

Item 10.

  Directors and Executive Officers of the Registrant

  (a) The identification of directors is incorporated herein by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 1996, under the caption "The Election of Directors".

  (b)     The executive officers of the Company are:

          Harold W. Milner, 61, President and Chief Executive Officer of Kahler since March 12, 1985.

          Michael P. Gehling, 33, Vice President, Engineering since February, 1991. Prior to this he was Director of Engineering, responsible for the Company's engineering and energy standards.

          Thomas R. Gintz, 45, Vice President, Purchasing and Design since February, 1993. Prior to this he was Director of Purchasing responsible for capital asset procurement projects, specifying and coordinating interior design.

          Michael R. Hinckley, 60, Senior Vice President of Marketing since January, 1987.

          James E. Hinrichs, 56, Vice President, Accounting since July,
          1985.

          Kevin L. Molloy, 46, Senior Vice President , Operations since October, 1985.

          James D. Porrett, 42, Vice President, Textile Care Services since February, 1993. Prior to this he was General Manager of Textile Care Services responsible for Textile Care Laundry operations in Minnesota and Utah.

          Michael J. Quinn, 47, Senior Vice President, Secretary and General Counsel since April, 1993. Prior to this he was Vice President, Secretary and General Counsel responsible for legal matters for the Corporation and all subsidiaries.

          Steven R. Stenhaug, 37, Senior Vice President, Treasurer since April, 1993. Prior to this he was Vice President, Treasurer responsible for corporate banking, credit and investment functions of the Company.

          Philip D. Thorpe, 61, Vice President Real Estate Management since April, 1988.

          Paul R. Tieskoetter, 37, Controller since July ,1985.

          Simon W. Workman, 59, Vice President, Corporate Human Resources since February, 1993. Prior to this he was manager of Headquarters Human Resource at Control Data Corporation.


Item 11.

  Executive Compensation

  Information pertaining to executive compensation is incorporated herein by reference the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 1996, under the caption "Executive Compensation".


Item 12.

  Security Ownership of Certain Beneficial Owners and Management

  Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 1996, under the caption "Beneficial Ownership of Shares".


Item 13.

  Certain Relationships and Related Transactions

  Information pertaining to certain relationships and related transactions is incorporated herein by reference the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held on April 25, 1996, under the caption "Transactions with Management and Principal Shareholders".




                            PART IV
Item 14.

  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) 1.   Financial Statements of Kahler Realty Corporation

      Included in Part II of this report.  (See Item 8.)

  (a) 2.   Supplemental Data - Financial Statements of Park Hotels, L.C.

      Included in Part II of this report.  (See Item 8.)

  (a) 3.   Financial Statement Schedules

        Included in Part IV of this report:

        .  Independent Auditors' Report on Schedule - page 25
        .  Schedule II-Valuation and Qualifying Accounts - page 26

        Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the footnotes to the consolidated financial statements.


  (b) Reports on Form 8-K

      Report on Form 8-K, "Other Events" was filed on December 4, 1995.

      On November 24, 1995, the Company announced that Montgomery
      Securities had been retained as financial advisor to assist the Company's Board of Directors in exploring the strategic alternatives available to enhance shareholder value.

  (c) Index to Exhibits - page 27

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     KAHLER REALTY CORPORATION
                                     (Registrant)


Dated:  March 21, 1996            Harold W. Milner
                                     Harold W. Milner
                                     President, CEO and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated:  March 21, 1996            John H. Herrell
                                     John H. Herrell
                                     Chairman of the Board and Director



Dated:  March 21, 1996            Steven R. Stenhaug
                                     Steven R. Stenhaug
                                     Senior Vice President-Treasurer



Dated:  March 21, 1996            A. Blain Huntsman
                                     A. Blaine Huntsman
                                     Director



Dated:  March 21, 1996            Donald L. Lucas
                                     Donald L. Lucas
                                     Director



Dated:  March 21, 1996            Donald C. McIlrath
                                     Donald C. McIlrath, M.D.
                                     Director



Dated:  March 21, 1996            Mark Sheffert
                                     Mark Sheffert
                                     Director

KPMG Peat Marwick LLP






                  INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Kahler Realty Corporation and Subsidiaries


Under date of February 16, 1996, we reported on the consolidated balance sheets of Kahler Realty Corporation and Subsidiaries as of December 31, 1995 and January 1, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in the Index at
Item 14(a)3. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                                                      KPMG Peat Marwick LLP
                                                  KPMG Peat Marwick LLP


Chicago, Illinois
February 16, 1996

SCHEDULE II

                  KAHLER REALTY CORPORATION AND SUBSIDIARIES
                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                     FOR FISCAL YEARS 1995, 1994 AND 1993
                            (Dollars in thousands)

                        BALANCE      ADDITIONS                       BALANCE
                       BEGINNING    CHARGES TO                       END  OF
   DESCRIPTION          OF YEAR      EXPENSES      DEDUCTIONS (A)      YEAR

1995
Allowance for
  doubtful accounts      $ 252        $ 305           $ 306           $ 251

1994
Allowance for
  doubtful accounts      $ 214        $ 235           $ 197           $ 252

1993
Allowance for
  doubtful accounts      $ 199        $ 183           $ 168           $ 214

                           INDEX TO EXHIBITS (Note 1)

(3)    Articles of Incorporation and Bylaws

   (3.1)    Amended and Restated Articles of Incorporation of Kahler Realty
            Corporation (Note 3).
   (3.2)    Bylaws of Kahler Realty Corporation (Note 2).

(4)    Instruments defining rights of security holders, including indentures

   (4.1)    Specimen Common Stock Certificate (Note 2).

(10)   Material Contracts

   (10.1)   Form of Kahler Corporation Amended and Restated 1987 Stock Option
            Plan (Note 2).
   (10.2)   Form of Kahler Corporation Amended and Restated 1982 Incentive
            Stock Option Plan (Note 2).
   (10.3)   Form of Kahler Corporation Amended and Restated Stock Option Plan
            for Non-Employee Directors (Note 2).
   (10.4)   Form of Kahler Realty Corporation 1994 Stock Option Plan (Note 2).
   (10.5)   Form of Kahler Realty Corporation 1994 Non-Employee Directors
            Stock Option Plan  (Note 2).
   (10.6)   Form of Kahler Realty Corporation 1994 Retainer Stock Payment
            Plan for Non-Employee Directors (Note 2).
   (10.7)   Form of Indemnity Agreement between Kahler Realty Corporation and its directors and officers (Note 2).
   (10.8)   Option Agreement dated August 31, 1989 among Ogden Hotel
            Associates, Pearson Enterprises Management Company, BG Hotel
            Properties, Inc and Ogden Park Hotel Corporation, Inc. (Note 2).
   (10.9)   Option Agreement dated September 26, 1990 among University Inn
            Associates U.P., Inc., Century Center Ltd., Latsco Development
            Ltd., Leroy Robert Allen, John A. Dahlstrom, J. Derek Dahlstrom,
            Boyer Hotels, Inc., Park O. Inc., ROCK INV, and Kahler
            Corporation (Note 2).
   (10.10)  Employment Agreements - Harold W. Milner, President and Chief
            Executive Officer; Kevin L. Molloy, Senior Vice President,
            Operations; Michael R. Hinckley, Senior Vice President,
            Marketing; Steven R. Stenhaug, Senior Vice President, Treasurer;
            Michael J. Quinn, Senior Vice President, Secretary and General
            Counsel (Note 3).

(11)   Statement re: Computation of Per Share Earnings (Note 3)

(21)   Subsidiaries of the Registrant (Note 3)

(23)   Consent of Independent Auditors' for S-8 Amendment (Note 3)

(27)   Financial Data Schedule (Note 3)

Note 1 Copies of exhibits will be supplied upon request. There is no charge for a copy of Kahler's 1994 Annual Report to Stockholders (Exhibit 13). Other exhibits will be provided at $.25 per page requested.

Note 2 Incorporated by reference to exhibits in the Company's Registration Statement on Form S-11, Registration No. 33-82994, as filed on September 12, 1994.

Note 3. Copies of these documents have been included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

KAHLER REALTY CORPORATION AND SUBSIDIARIES


Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

For Years Ended December 31, 1995, January 1, 1995
    and January 2, 1994                        1995        1994        1993

REVENUES
 Revenue of owned operations                 $121,772    $109,910    $ 96,979
 Other properties managed and/or
  partially owned                              18,113      17,490      17,910
   Total revenues                            $139,885    $127,400    $114,889

REVENUE OF OWNED OPERATIONS
 Lodging - rooms                             $ 61,249    $ 54,108    $ 46,026
        - food and beverage                    32,554      29,339      25,185
        - other                                11,553       9,796       9,294
 Formal wear, laundry & other                  15,912      15,894      15,277
 Interest income                                  504         773       1,197
   Total revenue of owned operations          121,772     109,910      96,979

OPERATING COSTS AND EXPENSES
 Lodging - rooms                               15,180      13,523      11,388
        - food and beverage                    25,697      23,221      19,801
        - other                                38,441      34,053      29,785
 Formal wear, laundry & other                  12,801      13,487      12,621
 Corporate expenses                             3,901       3,257       3,272
 Depreciation and amortization (Note 9)         8,919       8,477       7,904
 Non-recurring charges (Note 9)                   526       1,811          -
   Total operating costs and expenses         105,465      97,829      84,771

GROSS OPERATING PROFIT                         16,307      12,081      12,208
 Interest expense                             (13,115)    (11,207)     (9,362)
 Equity in earnings of affiliates (Note 4)        533         193          27
 Gain (Loss) on sale of assets                    (11)         20           6

INCOME FROM OPERATIONS BEFORE INCOME TAXES      3,714       1,087       2,879
 Provision for income taxes                       697         323         875

NET INCOME                                   $  3,017    $    764    $  2,004

PER COMMON SHARE DATA
 Primary income per common share             $    .70    $    .14    $    .49
 Fully diluted income per common share       $    .69    $    .14    $    .46






See Notes to Consolidated Financial Statements

KAHLER REALTY CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets
(Dollars in thousands)

December 31, 1995 and January 1, 1995                   1995           1994


ASSETS

CURRENT ASSETS
 Cash and cash equivalents                         $     923      $   1,110
 Receivables:
   Trade, less allowance for doubtful
     accounts of $251 and $252, respectively           5,275          5,333
   Current portion of notes receivable                   132            150
 Inventories                                           2,598          2,498
 Prepaid expenses                                        323            265
     Total current assets                              9,251          9,356

OTHER ASSETS
 Notes receivable (Notes 2 and 4)                      1,361          1,423
 Investments in affiliates (Note 4)                    5,095          3,279
 Debt service escrow accounts (Notes 5 and 7)          3,198          1,650
 Intangibles                                             654            791
 Other                                                 2,224          1,823
     Total other assets                               12,532          8,966

PROPERTY AND EQUIPMENT
 Land and improvements                                17,065         16,349
 Buildings                                           141,965        136,967
 Equipment                                            50,660         46,977
 Formal wear apparel                                   4,381          4,735
     Total                                           214,071        205,028
     Less accumulated depreciation                    61,118         54,281
                                                     152,953        150,747
 Construction in progress (Note 5)                     3,631            -

     Total property and equipment                    156,584        150,747

     TOTAL ASSETS                                  $ 178,367      $ 169,069










See Notes to Consolidated Financial Statements

KAHLER REALTY CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

December 31, 1995 and January 1, 1995                   1995           1994

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable (Notes 7 and 9)                  $  10,110      $   8,392
 Due to affiliates (Note 4)                              738            167
 Accrued liabilities:
   Payroll and payroll related                         3,131          2,473
   Real estate taxes                                   1,954          1,996
   Other taxes                                           520            806
 Notes payable (Note 5)                                4,700          5,300
 Current portion of long-term debt (Note 5)            3,739          2,767
 Current portion of subordinated debt
  to affiliate (Note 6)                                  500            500
   Total current liabilities                          25,392         22,401

LONG-TERM DEBT (Note 5)
 Obligations of Kahler Realty Corporation             99,754         95,842
 Obligations of Subsidiaries - Nonrecourse
  to Kahler Realty Corporation                        26,261         26,517
   Total long-term debt                              126,015        122,359

OTHER LIABILITIES
 Pension liability (Note 8)                            1,009            734
 Deferred revenue                                        160            137
 Other                                                   618            667
   Total other liabilities                             1,787          1,538

COMMITMENTS AND CONTINGENCIES (Note 7)

SUBORDINATED DEBT TO AFFILIATE (Note 6)                1,000          1,500

STOCKHOLDERS' EQUITY (Note 6)
 Common stock, par value $.10
   Authorized - 70,000,000 shares;
   Issued and outstanding - 4,293,473 and
     4,167,598 shares, respectively                      429            417
 Additional paid-in capital                           13,846         13,030
 Retained earnings                                    10,414          7,991
 Minimum pension liability adjustment (Note 8)          (516)          (167)
   Total stockholders' equity                         24,173         21,271

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 178,367      $ 169,069



See Notes to Consolidated Financial Statements

KAHLER REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands)
For Years Ended December 31, 1995, January 1, 1995
    and January 2, 1994                             1995            1994         1993

OPERATIONS:
 Net income                                     $  3,017        $    764     $  2,004
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                   8,919           8,477        7,904
   Common stock issued under employee
    benefit plans                                    303               6          130
   Unrecognized gain (loss) on defined
    benefit pension plan                            (349)             60         (168)
   Equity in earnings of affiliates                 (533)           (193)         (27)
   (Gain) Loss on sale of assets                      11             (20)          (6)
 Change in current assets and liabilities:
   Receivables                                        58            (962)        (533)
   Inventories                                      (100)           (144)        (115)
   Prepaid expenses                                  (58)            (32)          57
   Accounts payable                                1,673           1,493           74
   Accrued liabilities                               330             (15)         929
     Net cash provided by operating activities    13,271           9,434       10,249

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for property and equipment             (14,540)        (13,523)     (12,190)
 Proceeds from sale of property and equipment         34             125          146
 Payments received on notes receivable                79             250          614
 Investment in affiliates (Note 4)                (1,856)            -         (3,365)
 Distributions received from affiliates              574             374          330
 Decrease (Increase) in intangible assets             40            (374)         (15)
 Increase in other assets                           (565)           (108)        (205)
     Net cash used by investing activities       (16,234)        (13,256)     (14,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock              525           1,352          119
 Purchase of common stock                            -               -            (62)
 Dividends paid to common shareholders              (594)           (349)        (205)
 Dividends paid to preferred shareholders            -              (224)        (319)
 Payments on subordinated debt due to affiliate     (500)            -            -
 Construction payables                               616             -            -
 Increase in debt service escrow accounts         (1,548)           (900)         -
 Proceeds from long-term debt and notes payable    6,943           3,833       11,864
 Principal payments on long-term debt             (2,315)         (2,692)      (3,087)
 Net borrowings (payments) on lines of credit
  and notes payable                                 (600)          2,850       (3,500)
 Increase (Decrease) in other liabilities            249              78         (193)
     Net cash provided by financing activities     2,776           3,948        4,617

INCREASE (DECREASE) IN CASH                         (187)            126          181

CASH AT BEGINNING OF THE PERIOD                    1,110             984          803

CASH AT END OF THE PERIOD                       $    923        $  1,110     $    984


See Notes to Consolidated Financial Statements

KAHLER REALTY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Dollars in thousands, except per share amounts)
                                                                                             Minimum
For Years Ended January 31, 1995,               COMMON STOCK     Additional                  Pension
 January 1, 1995 and                         Number                Paid-in     Retained     Liability
 January 2, 1994                            of Shares    Amount    Capital     Earnings    Adjustment      Total

BALANCES January 3, 1993                    3,361,102    $  336    $  8,270     $  6,320     $   (59)    $ 14,867
 Net income                                                                        2,004                    2,004
 Dividends paid to preferred stockholders                                           (319)                    (319)
 Dividends paid to common
   stockholders ($0.06 per share)                                                   (205)                    (205)
Unrecognized loss on defined
   benefit pension plan                                                                         (168)        (168)
 Common stock issued                           75,608         8         241                                   249
 Purchase of common stock                     (10,912)       (1)        (61)                                  (62)

BALANCES, January 2, 1994                   3,425,798       343       8,450         7,800       (227)      16,366
 Net income                                                                           764                     764
 Dividends paid to preferred stockholders                                            (224)                   (224)
 Dividends paid to common
   stockholders ($0.09 per share)                                                    (349)                   (349)
 Unrecognized gain on defined
   benefit pension plan                                                                           60           60
 Common stock issued                          741,800        74       4,580                                 4,654

BALANCES, January 1, 1995                   4,167,598       417      13,030         7,991       (167)      21,271
 Net income                                                                         3,017                   3,017
 Dividends paid to common
   stockholders ($0.14 per share)                                                    (594)                   (594)
 Unrecognized loss on defined
   benefit pension plan                                                                         (349)        (349)
 Common stock issued (Note 6)                 125,875        12         816                                   828

BALANCES, December 31, 1995                 4,293,473    $  429    $ 13,846     $  10,414    $  (516)    $ 24,173



See Notes to Consolidated Financial Statements

KAHLER REALTY CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

Years Ended December 31, 1995,  January 1, 1995 and  January 2, 1994


Note 1.  Business and Significant Accounting Policies

Description of business
The primary business of Kahler Realty Corporation (the Company) is the operation and management of hotel properties in 11 states, primarily Minnesota, Utah and Idaho. As an adjunct to its hotels, the Company operates commercial laundries in Rochester and Salt Lake City which provide services to the Company's hotels and other third parties in their respective locations. The Company's other business activities include operating a wholesale and retail formal wear business.

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments of 50% or less in owned affiliates in which the Company possesses significant influence are
accounted for under the equity method.   The Company owns 24% of a
partnership which owns the University Park Hotel and a $4,620, 9% mortgage note with an option to convert the note into additional equity interest in the hotel in 1998. Should the Company exercise its option to convert, the Company would own 69.6% of the hotel. The Company consolidates the assets and liabilities of the hotel which approximated $10,391 and $9,412 at December 31, 1995, and $10,714 and $9,463 at January 1, 1995, respectively. All material intercompany transactions and balances have been eliminated.

Reclassifications
The consolidated financial statements for prior years reflect certain reclassifications to conform with classifications adopted in 1995. These reclassifications have no effect on net income or stockholders' equity as previously reported.

Revenues
Revenues of the Company are classified into two components. The Company uses this presentation to show the total scope of the Company's operations. The components of revenue are:

     Revenue of owned operations include revenues from lodging properties in which the Company has an interest greater than 50%, management fees generated from properties partially-owned (50% or less) and properties owned by others. Also included are revenues from Anderson's Formal Wear, Textile Care Services and interest income.

     Other properties managed and/or partially-owned includes all revenue of properties partially-owned (50% or less) by the Company and the properties managed for others. Under generally accepted accounting principles, this revenue is not included in revenue of owned operations and the Company's interest in partially-owned properties is reflected in the Consolidated Statements of Operations as equity in earnings of affiliates.

Cash and cash equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company includes the current portion of debt service escrow accounts in cash and cash equivalents. Amounts in these accounts were $336 and $416 at December 31, 1995 and January 1, 1995, respectively, and will be used to pay accrued interest on certain of the hotel mortgages.

Inventories
Inventories are stated primarily at the lower of average cost or market.

Notes receivable
Notes receivable are carried at their unpaid balance net of unamortized contract discounts. The Company evaluates the collectibility of its notes receivable (including accrued interest) by estimating the probability of loss utilizing projections of loan and property performance, factors related to the borrower, terms of the notes, other supply and demand factors and overall economic conditions.

On January 2, 1995 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 114, "Accounting by Creditors for Impairment of a Loan". The Company also adopted the provisions of SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". The adoption of SFAS 114 and 118 had no effect on the Company's financial position or results of operations as of or for the year ended December 31, 1995.

Fair value of financial instruments
On December 31, 1995 the Company adopted the provisions of SFAS 107 "Disclosures about Fair Value of Financial Instruments". Management has determined that fair values of the Company's financial instruments approximate the carrying values of those instruments except for notes receivable and long-term debt as discussed in Notes 2 and 5, respectively.

Property and equipment
Property and equipment are recorded at cost. Depreciation of property, equipment and formal wear apparel is computed on the straight-line method over their estimated useful lives. Depreciation expense was $8,658, $8,197 and $7,588 for the years 1995, 1994 and 1993, respectively.
Interest of $76 related to certain hotels under construction has been capitalized and is included in property and equipment at December 31, 1995. The estimated useful lives are:

        Land improvements  5 to 25 years
        Buildings          20 to 50 years
        Equipment          5 to 20 years
        Formal wear apparel     4 years

The Company records a provision for impairment of the carrying value of its real estate investments whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value. Management believes that the estimates and assumptions used are appropriate in evaluating the carrying value of the Company's properties presented currently in the balance sheet, however, changes in market conditions and circumstances could occur in the near term which will cause these estimates to change.

On January 1, 1996, the Company adopted the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Measurement of impairment losses on long-lived assets are based on the estimated fair value of the assets. Properties held for sale under SFAS 121 will continue to be reflected at the lower of historical cost or estimated fair value less anticipated selling costs. No adjustment of the carrying values of the Company's long-lived assets was required at January 1, 1996 as a result of adopting the provisions of SFAS 121.

Deferred financing costs
Deferred financing costs were $1,425 and $1,309, net of accumulated amortization, at December 31, 1995 and January 1, 1995, respectively. These amounts are included in other assets and amortized over the life of the respective loans.

Income taxes
The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes", which, among other things, requires an asset and liability approach in accounting for deferred income taxes. (See Note
10)

Intangibles
Intangibles represent pre-opening costs, organization costs, franchise rights and an intangible pension asset relating to the Company's defined benefit plan. Pre-opening costs include certain costs incurred during the property's break-in period which consist of marketing, employee training and the excess of expenses over revenues. The cost of these intangible assets are as follows:
                                   1995         1994        Expected Life
     Pre-opening costs            $    57      $   163         3 years
     Organization costs               145          132         5 years
     Franchise rights                 125          139      8 to 20 years
                                      327          434
     Accumulated amortization        (166)        (210)
                                      161          224
     Intangible pension asset         493          567
                                  $   654      $   791

Income per common share
For 1995, 1994 and 1993, income per share is computed on a primary share basis using the weighted average number of outstanding common shares and equivalents (arising from employee stock plans, deferred stock compensation and a warrant) aggregating 4,329,000, 3,956,000 and 3,525,000, respectively.

Income per share is computed on a fully diluted basis using the weighted average number of outstanding common shares plus stock equivalents aggregating 4,355,000 and 3,743,000 for 1995 and 1993, respectively. In 1994 the effect is the same as on a primary share basis.

Use of estimates
Preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal year
The Company's fiscal year ends on the Sunday closest to December 31.

Note 2.  Notes Receivable

Notes receivable consist of contracts for deeds and first mortgages bearing interest at rates ranging from 8% to 10%. One loan aggregating $454 is considered impaired under provisions of SFAS 118 at December 31, 1995. Accordingly, no interest income has been recognized on this loan during 1995. The Company has determined no reserve for impairment is necessary for its notes receivable at December 31, 1995 under provisions of SFAS 114.

The fair value of the non-current portion of notes receivable at December 31, 1995 approximated carrying value. The fair value of the non-current portion of notes receivable are determined by discounting the scheduled loan payments to maturity using current market rates commensurate with the risks and terms to maturity of those instruments.

Total maturities of notes receivable for each of the next five years are approximately $132, $467, $385, $31 and $478, respectively.


Note 3.  Acquisitions

On August 1, 1995 the Company acquired the Best Western Canyon Springs Park Hotel, a 112 room full service property in Twin Falls, Idaho, for $5,750. The purchase was financed with new long term-debt of $3,750, a note payable to the seller of $400 and $1,600 from available cash and lines of credit.

On July 1, 1995 the Company paid $600 for a 32.9% equity interest in the 150 room full service Best Western Copper King Park Hotel in Butte, Montana. The Company, which accounts for this investment under the equity method of accounting, used internally generated funds to make this investment. The Company subsequently entered into a management contract with the property.

On December 31, 1994 the Company acquired the Green Oaks Inn and Conference Center, a 284 room hotel property in Fort Worth, Texas which it has managed since 1990 and had owned prior to that year. At the time of acquisition the Company held a mortgage receivable of $2,783 net of deferred revenue of $522. The Company purchased this property for $438 in cash, the cancellation of the mortgage receivable and related accrued interest receivable of $136 and the assumption of negative working capital and a capital lease.

In March 1994, the Company acquired the Quality Inn Pocatello Park, a 152 room full service hotel property in Pocatello, Idaho for $5,224. This purchase was financed with new long-term debt of $3,700. The Company's lines of credit and internally generated funds were utilized to finance the balance of the purchase price.

The pro forma results listed below are unaudited and reflect the impact of the purchase price accounting adjustments on the Company's Consolidated Statements of Operations assuming the aforementioned acquisitions occurred at the beginning of each year presented.
                                                   1995       1994
     Revenue of owned operations                 $123,628   $118,077
     Net income                                     3,277      1,196
     Income per common share:
        Primary                                       .76        .25
        Fully diluted                                 .75        .25

Note 4.  Investment in Affiliates

As of December 31, 1995 and January 1, 1995 the Company's investment in affiliates, accounted for under the equity method of accounting, are as follows:
                                           Ownership
                                           Interest        1995        1994
 Provo Park Hotel, Provo, UT                   50.0%      $4,450      $3,165
 Best Western Copper King Park Hotel,
     Butte, MT (Note 3)                        32.9%         560         -
 Kahler Park Hotel, Hibbing, MN                25.0%          85         114
 Quality Hotel Plaza One,
     Rock Island, IL                           26.6%          -          -
                                                          $5,095      $3,279

The Company or its subsidiaries typically have an interest in an affiliated partnership or limited liability company and operate the hotels under long-term management contracts. The Company also held notes receivable from affiliates of $572 and $574 at December 31, 1995 and January 1, 1995, respectively.

The Company contributed $1,200 to the Provo Park Hotel during 1995, which along with funds from a $16,000 non-recourse loan commitment and a $1,000 federal grant will be used to construct a 96 suite expansion and 17,000 square foot conference center as well as a 114 suite Residence Inn by Marriott in Provo, Utah. The Company's partner in this venture contributed land and cash valued at $1,200. Construction of the Residence Inn and the expansion of the Provo Park Hotel is scheduled to be completed in late 1996 and early 1997, respectively.


The Company's income from affiliates before taxes is as follows:

                                                1995      1994      1993
     Management fees                          $  540    $  381    $  268
     Equity in earnings                          533       193        27
                                              $1,073    $  574    $  295

Combined summarized balance sheet information for the Company's affiliates is as follows:
                                                1995         1994
     Current assets                          $ 1,431      $   654
     Noncurrent assets                        20,710       15,629
     Current liabilities                       2,194        1,595
     Long-term debt, principally mortgages    12,076        9,162
     Other long-term liabilities               1,663        1,273
     Owners' equity                            6,208        4,253

Combined summarized operating results reported by these affiliates are as follows:
                                             1995       1994       1993
     Revenues                             $13,782    $11,099    $ 8,056
     Net income (loss)                        422        (87)      (236)

Note 5.  Financing

Notes payable consists of $4,100 drawn on various lines of credit with a maximum available of $5,000 at December 31, 1995 and a short-term note payable of $600. The lines of credit and note payable carry an interest rate of prime plus 1%, mature at various dates throughout 1996 and are secured by property and equipment, inventory and accounts receivable. The Company anticipates the extension of all its lines of credit. The prime rate at December 31, 1995 and January 1, 1995 was 8.75% and 8.5%, respectively.

Outstanding long-term debt, which is secured by substantially all property and equipment, is summarized as follows:

Obligations of Kahler Realty Corporation

Security/Secured
   Property            Interest Rate      Maturity           1995        1994
Mortgages
 Kahler Plaza Hotel    10.0% plus 2.0%
                        of room sales     Nov 1997       $ 15,300    $ 15,455
 Clinic View Inn       9.75% plus 2.0%
                        of room sales     May 2000         14,531      14,654
 San Marcos            7.5% plus added
                        interest*         Dec 2000         13,600      13,600
 Kahler Hotel          Prime plus 1.0%    Dec 2003         12,038      12,421
 Mortgages under $10
  million - secured
  by ten hotel
  properties and a      Ranging from      Ranging from
  commercial laundry     prime to 12.0%   1996 to 2014     46,937      41,441

Notes payable           Prime to 11.0%    Various dates
                                          through Sept
                                           1997               291         290
Capitalized leases      12.2% to 12.93%   May 1997             26          46
  Subtotal                                                102,723      97,907
  Less current maturities                                   2,969       2,065
                                                           99,754      95,842

Obligations of Subsidiaries - Nonrecourse to Kahler Realty Corporation

Security/Secured
   Property            Interest Rate      Maturity           1995        1994
Mortgages
 Mortgages under $10  Tax-exempt variable
  million - secured by  rate of 3.55% to  Ranging from
  six hotel properties  prime plus 0.5%    2003 to 2015    26,813      26,908
Special assessments       7.5% to 12.0%   December 1997       111         158
Capitalized leases        0.0% to 14.3%   August 1994
                                           to June 1998       107         153
  Subtotal                                                 27,031      27,219
  Less current maturities                                     770         702
                                                           26,261      26,517

     Total indebtedness                                   129,754     125,126
     Less current maturities                                3,739       2,767
                                                         $126,015    $122,359

* Added interest is defined as approximately 67% of Excess Cash Flow as defined. (See Note 7)

The fair value of long-term debt at December 31, 1995 was approximately $122,744 as compared to a carrying value of $126,015. The fair values of long-term debt were determined by discounting the scheduled loan payments to maturity using borrowing rates currently available to the Company for bank loans of similar term and maturity.

Total maturities of long-term debt, excluding capital lease obligations, in each of the next five years are approximately $3,668, $18,619, $3,808, $8,325 and $20,512, respectively.

At December 31, 1995 the Company has arranged for the issuance of a letter of credit aggregating $1,000 as additional collateral for one of the nonrecourse obligations listed above.

Under certain financial debt covenants, the Company is required to maintain certain levels of net worth, debt to equity, cash flow and other ratios. Waivers of certain covenants have been obtained as of December 31, 1995 and January 1, 1995.

The laundry facility in Rochester Minnesota was financed with a $10,000 loan. In the event of default by the Company on this loan the lender can require the Company's largest shareholder to purchase the loan at its outstanding balance.

On January 19, 1996, the Company refinanced the San Marcos mortgage in the amount of $13,600. The initial variable tax-exempt interest rate, including a credit enhancement fee, was approximately 6.0%. To facilitate this refinancing, the Company placed $1,548 in escrow with the trustee of the present mortgage in November, 1995. These funds will be held by the trustee pending resolution of the litigation discussed in Note 7.


Note 6.  Stockholders' Equity

Preferred stock
The Company has 10,000,000 shares authorized and no shares outstanding as of December 31, 1995 and January 1, 1995. The Board of Directors is authorized to determine the series and number of preferred shares to be issued and any related designations, powers, preferences, rights, qualifications, limitations or restrictions.

Common stock
Common stock has been issued under deferred compensation, incentive stock option, employee retirement and stock purchase plans and upon conversion of preferred stock, and a common stock warrant.

Stock option plans
Under certain stock option plans, incentive stock options may be granted to key employees or non-employee directors at not less than 100% of the fair market value of the Company's stock on the date of grant and options not qualifying as incentive stock options may be granted to non-employees providing valuable services to the Company at not less than 50% of the fair market value of the Company's stock on the date of grant. None of these shares have been granted at less than market value. Total number of shares authorized under these plans are 931,350. Key employee options expire five years after the date of grant and vest 25% per year commencing one year after the date of grant. Non-employee director options expire ten years after the date of grant and vest after one year. Activity under the plans is summarized below:

                                      Number           Option Price
                                    of Shares            Per Share
Balance, January 3, 1993              436,600        $ 2.88 - $ 9.88
  Granted                             157,500          5.75 -   7.50
  Exercised                           (29,900)         2.88 -   5.00
  Canceled                            (68,900)         3.00 -   9.88
Balance, January 2, 1994              495,300          2.88 -   7.50
  Granted                             113,700          8.50 -  11.75
  Exercised                          (186,075)         2.88 -   7.50
  Canceled                             (5,000)         3.00 -   7.50
Balance, January 1, 1995              417,925          2.88 -  11.75
  Granted                             125,000          7.88 -  12.88
  Exercised                          (105,500)         2.88 -  11.75
  Canceled                             (5,875)         3.00 -  11.75
Balance, December 31, 1995            431,550        $ 3.00 - $12.88

At December 31, 1995 178,744 options were exercisable and 499,800 shares were available for grant.

Subordinated debt to affiliate
In January 1992, the Company issued a $2,000 subordinated note to the Company's largest shareholder. The subordinated note requires annual principal payments of $500 per year each April 21, matures in 1998 and carries an interest rate of prime plus 1%. As of December 31, 1995 the balance was $1,500. The Company has the right to repay the note in cash or with common stock equal to 120% of the subordinated note at any time.


Note 7.  Commitments and Contingencies

The Company believes it is in the final stages of negotiating a settlement with a telecommunications company related to disputed unremitted telephone revenue and fees at ten of its hotels (the Hotels). Proposed terms of this settlement provide for the lease by the Company of $1,500 of new telephone switches and equipment from the telecommunications company over the remaining term of the amended existing telephone service agreements. The Company would have the option to acquire all telephone switches and equipment in the Hotels at the end of the telephone service agreement term. However, while this settlement has been agreed to in principle by the parties, it has not yet been executed. If completed, this settlement is not expected to have a material adverse impact on the Company's Consolidated Financial Statements.

In December 1994 the Company received notice of default relating to bond indebtedness on one of it's wholly-owned hotels. In January 1995 the Company brought suit against the bondholders. The Company is seeking declaratory judgment regarding the proper interpretation of the calculation of added interest. In January, 1996 the Superior Court of Arizona (the Court) ruled against the Company. The Company plans to vigorously appeal the Court's decision. The appellate court will hear the Company's suit in its entirety and is not restricted in any way by the Court's decision. If the bondholders are found judicially correct, the Company would owe $267, $618 and $884 for 1993, 1994 and 1995, respectively, and certain other costs as determined by the Court. The Company has recorded an estimate of the loss that could result from the unfavorable resolution of this uncertainty. While the Company believes it has a meritorious case in appeal, the ultimate resolution of the matter, which is expected to take longer than one year, could result in a loss greater or less than what is presently accrued. The Company refinanced this mortgage in January, 1996 as discussed in Note 5.

Additionally, the Company is involved in various litigation in the normal course of business. The Company does not expect the outcome of the matters described above to have a material adverse effect on the Company's consolidated financial statements.

Operating leases
The Company leases warehouse and retail store facilities for its formal wear operations and land for three of its hotels under various operating lease agreements which call for minimum lease payments and contingent rents based upon percentages of revenues. Operating lease expense was $1,629, $1,550 and $1,474, including contingent rentals of $516, $486, and $410 for 1995, 1994, and 1993, respectively.

Future minimum lease payments under operating leases total $6,651 with annual payments of $997, $681, $409, $234 and $190 due in each of the next five years, respectively.

Capital leases
The Company leases furniture and equipment under capital leases. Future minimum lease payments under these capital leases total $171 with annual payments of $100, $54, $17, $0 and $0 due in each of the next five years, respectively. Of the $171 of total minimum lease payments, $38 represents interest.

The following is an analysis of property under capital leases:

                                            1995             1994
     Furniture & equipment               $   465          $   465
     Less accumulated amortization          (239)            (164)
                                         $   226          $   301

Amortization of leased equipment is classified with depreciation expense.

Telephone service agreements
In March, 1990 the Company sold all telephone switches and related equipment at the Hotels to a telecommunications company. Each of the Hotels subsequently entered into telephone service agreements with the same telecommunications company which call for contingent payments based upon telephone usage. Expenses incurred pursuant to these service agreements were $2,316, $1,766 and $1,705 in 1995, 1994 and 1993, respectively. These agreements expire in February, 2000.

Other
The Company plans on opening a 108 suite expansion to its hotel in Boise, Idaho, in early 1996. At December 31, 1995, the Company had a $2,455 loan commitment which is expected to fund a substantial portion of the remaining expansion costs to be paid.

In January, 1996 the Company entered into an agreement to purchase the 149 room full service Colonial Inn Hotel in Helena, Montana at a cost of $9,200. This acquisition will be financed through a mortgage note payable to a bank, a note payable to the seller and internally generated funds.

Note 8.  Retirement Plans

The Company has a defined benefit plan covering union employees at properties located in Rochester, Minnesota. Pension contributions and expenses for this plan are determined based on the actuarial cost of current service and amortization of prior service costs over a 20-year period.

Net periodic pension cost for the defined benefit plan included the following components:
                                                 1995       1994       1993
 Service costs-benefits earned during
  the period                                   $   97     $   80     $   68
 Interest cost on projected benefit
  obligation                                      219        179        171
 Return on assets-actual                         (122)         8        (95)
 Net amortization and deferral                     53       (102)         5

       Net periodic pension cost               $  247     $  165     $  149

The following table sets forth the Plan's funded status at December 31,
1995 and January 1, 1995:
                                                           1995          1994
 Actuarial present value of vested
  benefit obligation                                    $ 3,124       $ 2,503

 Accumulated benefit obligation                         $ 3,200       $ 2,564

 Projected benefit obligation                           $ 3,200       $ 2,564
 Fair market value of plan assets*                        1,795         1,498
 Unfunded projected benefit obligation                    1,405         1,066
 Unrecognized net liability at date of
  initial application                                       (34)          (40)
 Unrecognized prior service cost                           (459)         (527)
 Unrecognized net loss                                     (516)         (167)
 Adjustment to recognize minimum liability                1,009           734
       Pension liability                                $ 1,405       $ 1,066

*Plan assets consist primarily of equity and fixed income securities.

The Company has recognized an additional liability as the accumulated benefit obligation exceeded the fair value of the plan assets. An intangible asset was recognized up to the amount of unrecognized prior service cost. As of December 31, 1995 the additional liability exceeded the unrecognized prior service cost and the unrecognized transition liability by $516. This amount has been recorded as a reduction of stockholders' equity.

The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% and 8.5% in 1995 and 1994, respectively. The expected long-term rate of return on assets was 8%.

The Company has a defined contribution plan covering substantially all other employees. The funding of the defined contribution plan is determined by the Board of Directors.

Total expense for both plans was $497, $215 and $336 for 1995, 1994 and 1993, respectively.

The Company provides postretirement benefits to a fixed number of retired employees relating to service provided prior to 1992. At December 31, 1995 and 1994 the estimated liability was $175 and $200, respectively.


Note 9. Segments

The Company's principal business activity is the operation and management of hotel properties. Fees from managed properties are primarily based on a percent of revenues of the managed property. The Company's other business activities include a wholesale and retail formal wear business and institutional laundries. Intersegment transactions including laundry revenues of $2,050, $1,857, and $1,437 in 1995, 1994 and 1993,
respectively, have been eliminated from the table below. Operating income represents revenue less operating expenses, excluding general corporate expenses. Identifiable assets are those used in the operation of each segment. Capital expenditures include non-cash lodging acquisitions of
$2,783 in 1994 and $28,079 in 1993, respectively.   General corporate
assets consist primarily of cash, notes and other investments.

The following tables summarize the Company's segment information:

REVENUE OF OWNED OPERATIONS                1995          1994          1993
     Lodging                            $105,356      $ 93,243      $ 80,505
     Laundry                               5,890         6,304         6,200
     Formal Wear                           9,373         8,924         8,467
     Other                                   649           666           610
     Interest income                         504           773         1,197
                                        $121,772      $109,910      $ 96,979

OPERATING INCOME
     Lodging                            $ 19,316      $ 16,304      $ 13,794
     Laundry                                 584          (389)          331
     Formal Wear                             363           539           323
     Other                                    12            11           (65)
     Non-recurring charges                  (526)       (1,811)          -
     Corporate expenses                   (3,946)       (3,346)       (3,372)
     Interest income                         504           773         1,197

GROSS OPERATING PROFIT                    16,307        12,081        12,208

Interest expense                         (13,115)      (11,207)       (9,362)
Equity in earnings of affiliates             533           193            27
Gain(Loss) on sale of assets                 (11)           20             6
INCOME FROM OPERATIONS BEFORE
 INCOME TAXES                           $  3,714      $  1,087      $  2,879

IDENTIFIABLE ASSETS
     Lodging                            $155,479      $145 602      $135,955
     Laundry                              14,155        14,703        14,819
     Formal Wear                           3,872         4,024         3,909
     Other                                 1,613         1,634         1,616
     Corporate                             3,248         3,106         6,107
                                        $178,367      $169,069      $162,406

CAPITAL EXPENDITURES
     Lodging                            $ 13,024      $ 13,859      $ 30,073
     Laundry                                 140           846         9,368
     Formal Wear                           1,265         1,464           789
     Other                                    38            74             1
     Corporate                                73            63            38
                                        $ 14,540      $ 16,306      $ 40,269

DEPRECIATION AND AMORTIZATION
     Lodging                            $  6,722      $  6,142      $  5,737
     Laundry                                 759           736           462
     Formal Wear                           1,326         1,411         1,547
     Other                                    67            99            58
     Corporate                                45            89           100
                                        $  8,919      $  8,477      $  7,904


During the fourth quarters of 1995 and 1994, the Company recorded non-recurring charges of $526 and $1,811 related to expenses incurred in connection with planned secondary offerings and conversion of the Company into a real estate investment trust. Neither offering was completed as a result of general market conditions.

The Company regularly furnishes laundry, hospitality and food services to the Company's largest shareholder, the Mayo Foundation (Mayo), and its affiliates at competitive prices. The Company purchases, at competitive prices, steam, electricity, water and related utility services from a Mayo affiliate. These activities are summarized below.

                                                 1995      1994      1993
     Revenue
      Laundry sales                           $ 3,576   $ 3,333   $ 2,885
      Food services                             1,001       951     1,173

     Operating costs and expenses
     Utilities                                $ 1,497   $ 1,870   $ 1,946
     Interest                                     153       162       140

The consolidated balance sheet includes receivables and payables to Mayo summarized as follows:

                                                 1995           1994
     Receivables                              $   521        $   424
     Payables (including accrued interest)        182            209


Note 10.  Provision for Income Taxes

Provision for income taxes consists of the following:

                                                1995      1994      1993
     Federal tax, paid or currently payable    $ 622     $ 350     $ 671
     State tax, paid or currently payable        110        93       204
     Net deferred credits (prepaid charges)     (174)     (120)      -
     Tax benefit of stock options                139       -         -
     Tax provision                             $ 697     $ 323     $ 875

The difference between the U.S. Federal Statutory rate and the effective tax rate is as follows:

                                                1995       1994       1993
     Statutory tax rate                         34.0%      34.0%      34.0%
     Changes in the valuation allowance        (12.4)     (15.0)     (10.2)
     Generation of general business credits     (3.7)       -          -
     Other permanent differences                (0.8)       5.4        1.0
     State taxes, before valuation allowance
      and net of federal income tax              1.7        5.3        5.6
        Effective tax rate                      18.8%      29.7%      30.4%

Deferred tax assets and liabilities are classified as current and noncurrent on the basis of the classification of the related asset or liability for financial reporting. Prepaid and deferred taxes are recorded for temporary differences between the book value of assets and liabilities for financial reporting purposes and tax purposes.

Temporary differences comprising the net prepaid taxes included in other assets on the Consolidated Balance Sheet at December 31, 1995 and January 1, 1995 are as follows:

                                     1995


Temporary Differences                     Assets     Liabilities    Total
Allowance for doubtful  accounts        $     81      $    -      $     81
Accrued employee benefits                    504           -           504
Other                       -               (180)         (180)       (180)
     Current                                 585          (180)        405

Depreciation and amortization                  6        (1,910)     (1,904)
Deferred revenues                          1,658          (105)      1,553
Installment gains                            -            (399)       (399)
Property valuation allowances                -             (70)        (70)
Joint ventures                             1,003          (142)        861
Accrued employee benefits                    242           -           242
     Noncurrent                            2,909        (2,626)        283

Other Components
Alternative minimum tax credits            1,563           -         1,563
General business credits                     631           -           631
Valuation allowance                       (2,195)          -        (2,195)
                                              (1)          -            (1)
Net prepaid tax asset                   $  3,493      $ (2,806)   $    687


                                     1994


Temporary Differences                     Assets     Liabilities    Total
Allowance for doubtful accounts         $     75       $   -       $    75
Accrued employee benefits                    360           -           360
Other                                         13          (129)       (116)
     Current                                 448          (129)        319

Depreciation and amortization                -            (775)     (1,049)
Deferred revenues                          1,596          (108)      1,488
Installment gains                              8          (427)       (419)
Property valuation allowances                -             (90)        184
Joint ventures                               589           (81)        508
Accrued employee benefits                    264           -           264
     Noncurrent                            2,457        (1,481)        976

Other Components
Alternative minimum tax credits            1,068           -         1,068
General business credits                     587           -           587
NOL carryforwards                            218           -           218
Valuation allowance                       (2,655)          -        (2,655)
                                            (782)          -          (782)
Net prepaid tax asset                   $  2,123       $(1,610)    $   513



The Company has based the value of the net prepaid tax asset primarily on the alternative minimum tax credits which, under current law, have no expiration dates. The ultimate realization of the net prepaid tax asset is dependent upon the offset of these credits against future federal tax payments if future taxable income exceeded the alternative minimum tax levels.

The total valuation allowance at the end of 1995 was $2,195. The net change in the total valuation allowance for the years ended 1995 and 1994 was a decrease of $460 and an increase of $398, respectively. In assessing the realizability of prepaid tax assets, management considers whether it is more likely than not that some portion or all of the net prepaid tax assets will not be realized. Also, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the net prepaid tax asset, the Company will need to generate future regular tax. Taxable income for the years ended 1995 (estimated) and 1994 was approximately $273 and $937, respectively. Based upon the levels of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the net prepaid tax asset, net of the existing valuation allowance at December 31, 1995. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of taxable income during future periods are reduced.


Note 11. Supplemental disclosure of cash flow information and non-cash financing and investing activities

                                                  1995      1994      1993
Interest paid, net of amounts capitalized      $ 12,354  $ 10,968   $ 9,307
Interest received                                  (444)     (753)   (1,026)
Income taxes paid                                 1,083       520       889

The Company acquired certain hotel interests in 1995 and 1994 as described in Note 3.


Note 12.   Other Matters

On November 24, 1995 the Company retained Montgomery Securities as financial advisor to assist the Company's Board of Directors in exploring the strategic alternatives available to enhance shareholder value. As one alternative, the Company is presently considering a public sale of its shares simultaneously with its conversion to a real estate investment trust. As other possible alternatives, the Company with Montgomery's assistance, will also explore a possible sale of part or all of its assets as well as the continued operation of the Company in its present corporate form.

KPMG Peat Marwick LLP





                        INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Kahler Realty Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Kahler Realty Corporation and Subsidiaries as of December 31, 1995 and January 1, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kahler Realty Corporation and Subsidiaries as of December 31, 1995 and January 1, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.



                                                      KPMG Peat Marwick LLP
                                                    KPMG Peat Marwick LLP


Chicago, Illinois
February 16, 1996

                             PARK HOTELS,  L. C.
                               BALANCE SHEETS
                         December 31, 1995 and 1994


ASSETS

                                                      1995            1994
CURRENT ASSETS
Cash and cash equivalents (Note 4)                $   802,122     $   118,601
Receivables, less allowance for doubtful
  accounts of $4,000 and $2,000, respectively          98,184          95,857
Inventories                                            83,646          87,828
Prepaid expenses                                        7,780           4,252
         Total current assets                         991,732         306,538

DEFERRED COSTS                                        534,633          77,338

PROPERTY AND EQUIPMENT
Land                                                1,652,000           -
Buildings                                           4,608,749       4,608,749
Furniture and equipment                             2,420,876       2,267,883
         Total                                      8,681,625       6,876,632
         Less accumulated depreciation                690,414         374,989
                                                    7,991,211       6,501,643
          Construction in progress                    535,863           -
         Total property and equipment               8,527,074       6,501,643

         TOTAL ASSETS                             $10,053,439     $ 6,885,519


LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                  $   533,291     $   366,175
Accrued liabilities:
    Payroll and payroll related liabilities            91,700         112,077
    Property and other taxes                           85,236          76,399
    Total current liabilities                         710,227         554,651

LONG-TERM DEBT (Notes 2 and 4)                        443,173           -

COMMITMENTS AND CONTINGENCIES (Note 3)

MEMBERS' EQUITY                                     8,900,039       6,330,868

TOTAL LIABILITIES AND MEMBERS' EQUITY             $10,053,439     $ 6,885,519





See Notes to Financial Statements

                              PARK HOTELS, L.C.
                          STATEMENTS OF OPERATIONS
      For Years Ended December 31, 1995 and 1994 and for the Period from
          August 31, 1993 (date of formation) to December 31, 1993



                                        1995           1994           1993
REVENUES
  Lodging                           $ 4,147,914    $ 3,627,437    $   973,357
  Food and beverage                   2,172,501      1,963,224        622,872
  Other                                 530,509        501,068        155,457
  Interest income                        16,095         10,047          3,731
    Total revenues                    6,867,019      6,101,776      1,755,417

OPERATING COSTS AND EXPENSES
  Rooms                                 880,984        843,684        254,171
  Food and beverage                   1,713,223      1,555,457        498,865
  Other                                 331,997        366,965        113,246
    Total direct operating
     costs and expenses               2,926,204      2,766,106        866,282

  Selling, general and
    administrative                    1,233,198      1,122,199        316,669
  Property insurance, rent,
    maintenance and energy costs        587,789        637,055        197,973
  Real estate and personal
    property taxes                      119,157        119,920         34,437
  Management fee (Note 4)               332,714        231,542         51,199
  Depreciation and amortization         350,427        320,330         96,133
    Total indirect operating
     costs and expenses               2,623,285      2,431,046        696,411
    Total operating costs
     and expenses                     5,549,489      5,197,152      1,562,693

NET INCOME                          $ 1,317,530    $   904,624    $   192,724

















See Notes to Financial Statements

                              PARK HOTELS, L.C.
                          STATEMENTS OF CASH FLOWS
      For Years Ended December 31, 1995 and 1994 and for the Period from
          August 31, 1993 (date of formation) to December 31, 1993


                                         1995          1994          1993
CASH FLOW FROM OPERATIONS
  Net income                         $ 1,317,530    $  904,624   $   192,724
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation and amortization        350,427       320,330        96,133
  Change in current assets
   and current liabilities:
    Receivables, net                      (2,327)       72,052      (167,909)
    Inventories                            4,182        (5,444)      (82,384)
    Prepaid expenses                      (3,528)       (2,747)       (1,505)
    Accounts payable                     167,116       162,385       203,691
    Accrued liabilities                  (11,540)        5,433       183,141
      Net cash provided by
       operating activities            1,821,860     1,456,633       423,891


CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property
    and equipment                     (1,490,856)     (736,192)   (6,140,439)
  Payments for deferred costs            (75,515)       (5,595)     (113,217)
      Net cash used by
      investing activities            (1,566,371)     (741,787)   (6,253,656)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Members' contributions               1,828,500          -        6,230,000
  Members' distributions              (1,426,859)     (747,361)     (249,119)
  Payments for financing fees           (416,782)         -             -
  Proceeds from issuance of
    long-term debt                       443,173          -             -
      Net cash provided (used)
       by financing activities           428,032      (747,361)    5,980,881

INCREASE (DECREASE) IN CASH              683,521       (32,515)      151,116

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD               118,601       151,116          -

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                 $   802,122   $   118,601   $   151,116








See Notes to Financial Statements

                              PARK HOTELS, L.C.
                  STATEMENTS OF CHANGES IN MEMBERS' EQUITY
      For Years Ended December 31, 1995 and 1994 and for the Period from
          August 31, 1993 (date of formation) to December 31, 1993


                                                    Kahler
                                     ESNET          Realty         Total
Initial contributions,
 August 31, 1993 (Note 1)         $ 3,115,000    $ 3,115,000    $ 6,230,000
  Net income                           96,362         96,362        192,724
  Members' distributions             (124,560)      (124,559)      (249,119)

BALANCES, December 31, 1993         3,086,802      3,086,803      6,173,605

  Net income                          452,312        452,312        904,624
  Members' distributions             (373,680)     ( 373,681)      (747,361)

BALANCES, December 31, 1994         3,165,434      3,165,434      6,330,868

  Net income                          658,765        658,765      1,317,530
  Members' contributions              629,000      1,199,500      1,828,500
  Land contribution (Note 5           850,000           -           850,000
  Members' distributions             (853,180)      (573,679)    (1,426,859)

BALANCES, December 31, 1995       $ 4,450,019    $ 4,450,020    $ 8,900,039



























See Notes to Financial Statements










                                    SD-4
<PARK>
                             PARK HOTELS, L.C.
                       NOTES TO FINANCIAL STATEMENTS
      For Years Ended December 31, 1995 and 1994 and for the Period from
          August 31, 1993 (date of formation) to December 31, 1993


Note 1.  Organization and summary of significant accounting policies

Organization

Park Hotels, L.C. (the Company) was formed pursuant to the Utah Limited Liability Company Act on August 31, 1993 to own and operate a hotel located in Provo, Utah. The Company has two members within one class. Kahler Realty Corporation, a Minnesota corporation (Kahler) and ESNET Properties, a Utah limited liability company (ESNET) (collectively referred to as the Members), each have a 50% interest in the Company. The Company will continue in business until January 1, 2030, unless dissolved prior to that date.

The Members cannot be held liable under a judgement, decree, or order of a court, or in any other manner, for a debt, obligation, or liability of the Company. A Member may have a negative capital account. A negative capital account does not represent a liability of such member to the Company unless the Company is being terminated, in which such event the member would be required to restore its capital account to zero.

At the time of formation, the Members each contributed cash of $1,000 and loaned the Company $3,114,000 pursuant to promissory notes (the Notes). The Company simultaneously purchased the Provo Park Hotel (the Hotel). The Hotel is a nine story hotel located in downtown Provo, Utah. The Hotel has 232 rooms and 10,296 square feet of meeting space. A substantial remodeling was completed in March 1995 at a cost of approximately $1.0 million.

For financial statement reporting purposes, the Company has classified the Notes as equity and classifies interest payments as Member distributions on the Statement of Changes in Members' Equity. The terms of the Notes provide for interest payments equal to 12% of the Notes' outstanding principal balance computed on an annual basis. For the years 1995 and 1994 and the period from August 31, 1993 to December 31, 1993 the Members received interest payments of $641,484, $748,757 and $249,120, respectively. On November 14, 1995 the Members agreed to release their security interest in the Hotel pursuant to the Notes so that the Company could obtain a loan commitment to finance the expansion of the Hotel and the construction of a 114 suite hotel as discussed below at which time the Notes were converted to equity.

In December, 1995 the Company began construction on a 96 suite expansion and 17,000 square foot conference center. Prior to beginning construction, the Company acquired land adjacent to the Hotel which will be used for the expansion of the Hotel and construction of the conference center as well as the land under the Hotel previously leased by the Company (Note 3). The land, which cost $802,000, was purchased with funds contributed by the Members. The expansion is scheduled for completion in early 1997 and will be financed by a portion of the proceeds from a construction loan and a federal grant (Note 2).

The Company is also constructing a 114 suite Residence Inn by Marriott in Provo, Utah. The land for this hotel was contributed by a Member of the Company (Note 5). Construction began in December 1995 and is scheduled to be completed in the fourth quarter of 1996, and will be financed by a portion of the proceeds from a construction loan and a federal grant (Note 2).

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Deferred costs

Deferred costs represent financing, organization, pre-opening and franchise costs. Financing costs include costs related to obtaining the $16 million dollar loan described in Note 2. These costs will be amortized over the life
of the loan.   Pre-opening costs include certain costs incurred during the
Hotel's break-in period which consist of marketing and employee training.
The amounts of these deferred costs are as follows:

                                 1995                1994        Expected Life
    Financing fees            $ 416,782     $         -              7 years
    Organization costs           98,653              63,738          5 years
    Pre-opening costs            55,074              55,074          3 years
    Franchise rights             40,600               -             20 years
                                611,109             118,812
    Accumulated amortization    (76,476)            (41,474)
                              $ 534,633            $ 77,338

The Company has entered into a franchise agreement (the Agreement) for its hotel under construction permitting it to use the Residence Inn by Marriott name, and to receive reservation and advertising services. The Agreement expires in 2015. The Company has the option to renew the agreement for an additional ten years. Fees incurred pursuant to the Agreement will approximate 4% of gross room revenue.

Inventories

Inventories are stated primarily at the lower of average cost or market.

Property and equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over their estimated useful lives. Depreciation expense was $315,425, $286,404 and $88,585 for the years 1995 and 1994 and the period from August 31, 1993 to December 31, 1993, respectively. Interest of $2,474 has been capitalized and is included in property and equipment at December 31, 1995. The estimated useful lives used in computing depreciation are as follows:

           Buildings                 18 - 50 years
           Furniture and equipment    5 - 10 years

The Company records a provision for impairment of the carrying value of its real estate investments whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value. Management believes that the estimates and assumptions used are appropriate in evaluating the carrying value of the Company's properties presented currently in the balance sheet; however, changes in market conditions and circumstances could occur in the near term which will cause these estimates to change.

On January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Measurement of impairment losses on long-lived assets are based on the estimated fair value of the assets. Any long-lived assets held for sale under SFAS 121 will be reflected at the lower of historical cost or estimated fair value less anticipated selling costs. No adjustment of the carrying values of the Company's long-lived assets was required at January 1, 1996 as a result of adopting the provisions of SFAS No. 121.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

The Members are required to report on their individual tax returns allocable shares of income, gains, losses, deductions and credits of the Company. Accordingly, no provision for income taxes is reflected in the financial statements of the Company.


Note 2.  Long-Term Debt

Outstanding debt, which is secured substantially by all property and equipment, is summarized as follows:

                                                1995          1994
      Mortgage payable, prime plus 1%,
       due monthly including interest,
        through the year 2003 (1)             $ 443,173     $   -


 (1) The Company obtained a $16 million construction loan from a local bank and a $1.0 million federal grant to finance its construction of an additional 96 suites and conference center at its existing Hotel and its construction of a 114 room all-suites Residence Inn by Marriott in Provo, Utah.
Substantially all remaining construction costs will be funded by this debt. Upon completion of construction, the Company can convert the construction loan into a permanent loan which matures in 2003. The interest rate can be fixed for a one, three or five year period based upon Treasury rates at the conversion date.

Based on borrowing rates currently available to the Company for bank loans of similar term and maturity, the fair value of the Company's long-term debt approximates its carrying value. Maturities of long-term debt are $ -0-, $378,857, $64,316, in 1996, 1997 and 1998, respectively.


Note 3.  Commitments and Contingencies

The Hotel was held pursuant to a ground lease with the City of Provo prior to acquiring the land under the Hotel in 1995 (Note 1). The Company leases a parking garage from the City of Provo. This lease matures in November, 2031 and has two ten year renewal options. The agreement also provides the Company with an option to purchase the parking garage for $250,000 after December 31, 2005 and before January 1, 2008.

The Company leases a parking garage and equipment under lease agreements which call for minimum lease payments and contingent rents based upon percentages of revenues. Operating lease expense was $36,700, $32,718 and $15,002 which includes contingent rentals of $11,996, $-0- and $-0- for 1995, 1994 and for the period from August 31, 1993 to December 31, 1993, respectively.

Future minimum lease payments under operating leases total $95,402 with annual payments of $19,404, $19,404, $19,404, $19,404 and $17,787 due in each of the next five years, respectively.


Note 4.  Related Party Transactions

The Company has a management contract with an affiliate of Kahler which expires August 23, 2003. The management fee is equal to 3% of gross revenues and 15% of cash flow after a capital addition reserve and a preferred return to the Members.

The Company invests excess cash with Kahler pursuant to the management contract described above. The interest earned on this excess cash is computed using a money market rate on instruments in excess of $50,000 plus 1%. Cash invested with Kahler was $773,641 and $89,304 at December 31, 1995 and 1994.


Note 5.  Supplemental Disclosure of Cash Flow Information

On November 14, 1995 the Company received a contribution of land from ESNET. The value placed on this land by the Members on the date of the contribution was $850,000.

KPMG Pat Marwick LLP






                        INDEPENDENT AUDITORS' REPORT



The Members
Park Hotels, L.C.


We have audited the accompanying balance sheets of Park Hotels, L.C., an unconsolidated venture of Kahler Realty Corporation as of December 31, 1995 and December 31, 1994 and the related statements of operations, changes in members' equity, and cash flows for the years ended December 31, 1995 and 1994 and for the period from August 31, 1993 (date of formation) to December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park Hotels, L.C. as of December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994 and for the period from August 31, 1993 (date of formation) to December 31, 1993, in conformity with generally accepted accounting principles.


                                           KPMG Peat Marwick LLP
                                       KPMG Peat Marwick LLP


Chicago, Illinois
February 16, 1996