Form 10-Q
period 1996-03-31
KAHLER REALTY CORP
filed 1996-05-15
CIK 928697

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

                   For the Quarter Ended    March 31, 1996

                         Commission File Number 0-24714


                            KAHLER REALTY CORPORATION
             (Exact name of registrant as specified in its charter)

          Minnesota                                     41-1784272
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

   20 SW 2nd Avenue, Rochester, MN                         55902
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

                                Yes   X         No

The number of shares outstanding of the Registrant's common stock as of March 31, 1996 was:
                Common Stock, $.10 par value  - 4,338,882 shares

                      KAHLER REALTY CORPORATION AND SUBSIDIARIES
                        INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                    March 31, 1996


                                                             PAGE
                                                            NUMBER

Index to Report . . . . . . . . . . . . . . . . . . . . . .    1

Part 1.  Financial Information
   Consolidated Balance Sheets -
     March 31, 1996 and December 31, 1995 . . . . . . . . .  2 - 3

   Consolidated Statements of Operations -
     First Quarter Ended
     March 31, 1996 and April 2, 1995 . . . . . . . . . . .    4

   Consolidated Statements of Cash Flow -
     First Quarter Ended March 31, 1996 and
     April 2, 1995. . . . . . . . . . . . . . . . . . . . .    5

   Notes to Consolidated Financial Statements . . . . . . .  6 - 9

   Management's Discussion and Analysis of Results
     of Operations and Financial Condition. . . . . . . . .  9 - 15

Part II.  Other Information . . . . . . . . . . . . . . . . 16 - 17

Signatures. . . . . . . . . . . . . . . . . . . . . . . . .    18

PART I.  FINANCIAL INFORMATION                                       Page 2

                   KAHLER REALTY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (unaudited)

                                                  March 31,       December 31,
                                                    1996              1995

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $   2,985          $     923
  Receivables:
     Trade, less allowance for doubtful
       accounts of $253 and $251, respectively        6,164              5,275
     Current portion of notes receivable                129                132
  Inventories                                         2,614              2,598
  Prepaid expenses                                      651                323
     Total current assets                            12,543              9,251

OTHER ASSETS
  Notes receivable                                    1,309              1,361
  Investment in affiliates                            5,167              5,095
  Debt service escrow accounts                        3,203              3,198
  Intangibles                                           648                654
  Other                                               2,802              2,224
     Total other assets                              13,129             12,532

PROPERTY AND EQUIPMENT
  Land and improvements                              17,065             17,065
  Buildings                                         141,965            141,965
  Equipment                                          51,003             50,660
  Formal wear apparel                                 5,278              4,381
     Total                                          215,311            214,071
     Less accumulated depreciation                   63,244             61,118
                                                    152,067            152,953
  Construction in progress                            5,255              3,631
     Total property and equipment                   157,322            156,584

     TOTAL ASSETS                                 $ 182,994          $ 178,367











See Notes to Consolidated Financial Statements

PART I.  FINANCIAL INFORMATION                                      Page 3

                   KAHLER REALTY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (unaudited)

                                                  March 31,       December 31,
                                                    1996              1995
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                $   9,236         $   10,110
  Due to affiliates                                     924                738
  Accrued liabilities:
     Payroll and payroll related                      4,184              3,131
     Real estate taxes                                2,585              1,954
     Other taxes                                      1,215                520
  Notes payable                                       3,050              4,700
  Current portion of long-term debt                   5,563              3,739
  Current portion of subordinated debt
   to affiliate                                         500                500
     Total current liabilities                       27,257             25,392

LONG-TERM DEBT
  Obligations of Kahler Realty Corporation          101,883             99,754
  Obligations of Subsidiaries - Nonrecourse
   to Kahler Realty Corporation                      26,129             26,261
     Total long-term debt                           128,012            126,015

OTHER LIABILITIES
  Pension liability                                   1,009              1,009
  Deferred revenue                                      116                160
  Other                                                 616                618
     Total other liabilities                          1,741              1,787

COMMITMENTS AND CONTINGENCIES

SUBORDINATED DEBT TO AFFILIATE                        1,000              1,000

STOCKHOLDERS' EQUITY
  Common stock, par value $.10
     Authorized - 70,000,000 shares;
     Issued and outstanding - 4,338,882
      and 4,293,473, respectively                       434                429
  Additional paid-in capital                         14,180             13,846
  Retained earnings                                  10,886             10,414
  Minimum pension liability adjustment                 (516)              (516)
     Total stockholders' equity                      24,984             24,173

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 182,994          $ 178,367


See Notes to Consolidated Financial Statements

PART I.  FINANCIAL INFORMATION                                     Page 4

                   KAHLER REALTY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                  (unaudited)

                                                      First Quarter Ended
                                                    March 31,        April 2,
                                                       1996            1995
REVENUES
  Revenue of owned operations                       $  31,535       $  29,367
  Other properties managed and/or partially owned       4,519           4,109
    Total revenues                                  $  36,054       $  33,476

REVENUE OF OWNED OPERATIONS
  Lodging - rooms                                   $  17,571       $  15,985
          - food and beverage                           8,290           7,895
          - other                                       2,768           2,763
  Formal wear, laundry & other                          2,795           2,686
  Interest income                                         111              38
    Total revenue of owned operations                  31,535          29,367

OPERATING COSTS AND EXPENSES
  Lodging - rooms                                       4,108           3,767
          - food and beverage                           6,549           6,225
          - other                                      10,488           9,761
  Formal wear, laundry & other                          3,214           3,177
  Corporate expenses                                    1,056           1,055
  Depreciation and amortization                         2,233           2,036
    Total operating costs and expenses                 27,648          26,021

GROSS OPERATING PROFIT                                  3,887           3,346

  Interest expense                                     (3,062)         (3,050)
  Equity in earnings of affiliates                        115             154
  Gain on sale of assets                                    -               1
INCOME FROM OPERATIONS BEFORE INCOME TAXES                940             451

Provision for income taxes                                294             140
NET INCOME                                          $     646       $     311
PER COMMON SHARE DATA
 Primary income per common share                    $     .15       $     .07







See Notes to Consolidated Financial Statements

PART I.  FINANCIAL INFORMATION                                      Page 5

                   KAHLER REALTY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)
                                  (unaudited)
                                                      First Quarter Ended
                                                    March 31,        April 2,
                                                       1996            1995
OPERATIONS:
 Net income                                         $     646       $     311
 Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                        2,233           2,036
   Common stock issued under employee benefit plans       202               3
   Equity in earnings of affiliates                      (115)           (154)
   Gain on sale of assets                                   -              (1)
 Change in current assets and current liabilities:
   Receivables                                           (889)         (1,027)
   Inventories                                            (16)            (49)
   Prepaid expenses                                      (328)           (175)
   Accounts payable                                      (688)          1,198
   Accrued liabilities                                  2,379           1,974

     Net cash provided by operating activities          3,424           4,116

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for property and equipment                   (2,873)         (1,687)
 Proceeds from sale of property and equipment               2               2
 Payment received on notes receivable                      55              24
 Investment in affiliates                                 (51)            (16)
 Distributions received from affiliates                    94              93
 Increase in intangible assets                             (8)              -
 Increase in other assets                                (664)           (118)
   Net cash used in investing activities               (3,445)         (1,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid to common shareholders                   (174)           (125)
 Proceeds from issuance of common stock                   137              44
 Increase in debt service reserve fund                     (5)              -
 Payments on subordinated debt due to affiliate             -            (500)
 Proceeds from long-term debt and notes payable         4,257              12
 Principal payments on long-term debt                    (436)           (434)
 Net payments on lines of credit and notes payable     (1,650)           (250)
 Decrease in other liabilities                            (46)            (10)
   Net cash provided (used) by
     financing activities                               2,083          (1,263)

INCREASE IN CASH                                        2,062           1,151

CASH AT BEGINNING OF THE PERIOD                           923           1,110

CASH AT END OF PERIOD                                $  2,985        $  2,261

See Notes to Consolidated Financial Statements

PART I.  FINANCIAL INFORMATION                                       Page 6

                   KAHLER REALTY CORPORATION AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-Q
                  (Dollars in thousands except per share data)
                              First Quarter Ended
                                 March 31, 1996


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Kahler Realty Corporation and subsidiaries (the Company) for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the first quarter ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 29, 1996.

2. All comparative data reflects application of consistent accounting principles and contains no prior period adjustments.

3. Revenues of the Company are classified into two components. The Company uses this presentation to show the total scope of the Company's operatios. The components of revenue are:

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

   Cash paid (received) for:
                                              First Quarter Ended
                                     March 31, 1996      April 2, 1995
       Interest paid, net of
         amounts capitalized             $   3,343           $   3,582
       Interest received                      (209)                (76)
       Income taxes                             (2)                 47

                                                                     Page 7
PART I.  FINANCIAL INFORMATION

                  KAHLER REALTY CORPORATION AND SUBSIDIARIES
                        QUARTERLY REPORT ON FORM 10-Q
                 (Dollars in thousands except per share data)
                             First Quarter Ended
                                March 31, 1996


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

5. Income per share for the first quarter of 1996 and 1995 is computed on a primary share basis using the weighted average number of outstanding common shares plus common stock equivalents aggregating 4,428,000 and 4,299,000 shares, respectively.

    Income per share computed on a fully diluted basis is not presented for the amounts are the same as on a primary share basis.

6. The Board of Directors during the first quarter of 1996 and 1995 declared quarterly dividends of $.04 and $.03 per share to common shareholders of record on April 1, 1996 and April 3, 1995, respectively. These dividends totaling $174 and $125 were paid April 19, 1996 and April 23, 1995.

    These dividends have been accounted for as a reduction to retained earnings.

7. Investment in and advances to affiliates represents the Company's proportionate share of the affiliates' assets and liabilities as adjusted to reflect the effect of any basis differences. The Company or its subsidiaries typically serve as a general partner or limited partner of the partnership and operate the hotels under long-term management contracts.


                                     Ownership       First Quarter Ended
    Equity investments               Interests  March 31, 1996   April 2, 1995
      Provo Park Hotel and
          Residence Inn,
          Provo, UT                     50.0%       $ 4,587           $ 3,250
      Best Western Copper King
          Park Hotel, Butte MT          32.9%           473                 -
      Kahler Park Hotel,
          Hibbing, MN                   25.0%           107               106
      Quality Hotel Plaza One,
          Rock Island, IL               26.6%            -                  -
                                                    $ 5,167           $ 3,356

                                                                     Page 8
PART I.  FINANCIAL INFORMATION

                  KAHLER REALTY CORPORATION AND SUBSIDIARIES
                        QUARTERLY REPORT ON FORM 10-Q
                 (Dollars in thousands except per share data)
                             First Quarter Ended
                                March 31, 1996


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

    The Company contributed $1.2 million to the Provo Park Hotel during 1995, which along with funds from a $16.0 million non-recourse loan commitment and a $1.0 million federal grant will be used to construct a 96 suite expansion and 17,000 square foot conference center as well as a 114 suite Residence Inn by Marriott in Provo, Utah. The Company's partner in this venture contributed land and cash valued at $1.2 million. Construction of the Residence Inn and the expansion of the Provo Park Hotel is scheduled to be completed in late 1996 and early 1997, respectively. The 32.9% equity interest in the 150 room Best Western Copper King Park Hotel was acquired in the third quarter of 1995.

                                                    First Quarter Ended
                                             March 31, 1996      April 2, 1995
    Combined summarized balance sheet
    information for the Company's
    affiliates is as follows:

      Current assets                               $  1,768           $    766
      Noncurrent assets                              22,964             15,459
      Current liabilities                             2,666              1,590
      Long-term debt, principally mortgages          13,280              9,186
      Other long-term liabilities                     1,324              1,283
      Owner's equity                                  7,462              4,166

    The Company's income from affiliates
     before taxes is as follows:

      Management fees                               $   109            $    93
      Equity in net earnings                            115                154
                                                    $   224            $   247

    Combined summarized operating results
     reported by these affiliates
     are as follows:

      Revenues                                      $ 3,614            $ 3,101
      Net loss                                         (100)               (86)

                  KAHLER REALTY CORPORATION AND SUBSIDIARIES
                        QUARTERLY REPORT ON FORM 10-Q
                 (Dollars in thousands except per share data)
                             First Quarter Ended
                                March 31, 1996


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued


8. On April 1, 1996, the Company acquired the 149 room full service Colonial Park Hotel in Helena, Montana. The purchase was financed with a first mortgage of $4.5 million, a note payable to the seller of $1.0 million and $3.7 million from available cash and lines of credit.

    The 108-suite expansion at Boise Park Suite Hotel was completed in April 1996, bringing the total number of suites available to 238.

9. On May 7, 1996, the Company entered into an agreement and Plan of Merger with Tiger Real Estate Fund, L. P. Reference is made to Part II of this Quarterly Report on Form 10-Q under Item 5.



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

                  KAHLER REALTY CORPORATION AND SUBSIDIARIES
                        QUARTERLY REPORT ON FORM 10-Q
                 (Dollars in thousands except per share data)
                             First Quarter Ended
                                March 31, 1996



                                                           First Quarter
                                                         1996        1995
      Room revenue                                        61.4%       60.0%
      Food and beverage revenue                           29.0        29.6
      Other - Golf, rents, phone, etc.                     9.1         9.8
            - Management fees                               .5          .6
          Total lodging revenues                         100.0       100.0
      Lodging operating expenses                          73.9        74.1
      Lodging operating income before interest,
        depreciation and corporate expenses               26.1%       25.9%

    The Company's operations have benefitted from the addition of a new management contract and the acquisition of a new property. The Company acquired a 32.9% interest in and management contract with the 150 room Best Western Copper King Park Hotel in Butte, Montana in July, 1995. In August 1995, the Company acquired the Best Western Canyon Springs Park Hotel in Twin Falls, Idaho, a 112 room property.

    The following table sets forth certain operating data for the hotels owned and managed by the Company:

    Hotel Operating Data:                                  First Quarter
                                                         1996        1995
    Number of hotels, quarter end                            22          20
    Room nights available                               430,938     406,066
    Occupancy                                             62.9%       64.6%
    Average daily room rate per occupied room           $ 74.41     $ 69.88
    Average daily revenue per available room (REVPAR)   $ 46.82     $ 45.15


    REVPAR for the Company's hotels, which are comparable quarter to quarter, is as follows:
                                                           First Quarter
                                                         1996        1995
    Intermountain States                                $ 66.39     $ 61.10
    Rochester, Minnesota                                $ 42.65     $ 39.56
    All Hotels                                          $ 48.13     $ 45.16


Results of Operations

    For this discussion, reference to 1996 represents the first quarter of 1996 and reference to 1995 represents the first quarter of 1995.

                  KAHLER REALTY CORPORATION AND SUBSIDIARIES
                        QUARTERLY REPORT ON FORM 10-Q
                 (Dollars in thousands except per share data)
                             First Quarter Ended
                                March 31, 1996


    Lodging

    Total lodging revenue increased 7.5% to $28.6 million in 1996 from $26.6 million in 1995. This improvement resulted primarily from a $4.53 or 6.5% increase in the average daily room rate. Also, the acquisition of the Canyon Springs Park Hotel provided an increase in revenues of $681 as compared to 1995. The Company's hotels in the intermountain west states of Utah and Idaho, and the conference center hotel in Arizona primarily generated the increase in average daily room rate. This is a result of strong economies in these areas and good marketing efforts by the Company.

    Lodging revenue from food and beverage increased 5.0% to $8.3 million in 1996 from $7.9 million in 1995 primarily as a result of the acquisition of the new hotel mentioned above. Gross operating margin decreased to 21.0% in 1996 from 21.2% in 1995.

    As a percentage of lodging revenue, lodging operating expenses decreased in 1996 to 73.9% as compared to 74.1% in 1995. This change was primarily the result of increased average daily room rates.

    Lodging operating income before interest, depreciation and corporate expenses in 1996 increased to 26.1% of total lodging revenue from 25.9% in 1995.


    Formal Wear, Laundry and Other

    Formal wear revenue increased 4.9% in 1996 to $1,120 from $1,068 in 1995. Increased promotions and a new telemarketing program contributed to this improvement.

    Formal wear operating expenses decreased as a percentage of formal wear
    revenues to 169.2% in 1996 from 172.2% in 1995.   For the formal wear
    business the first quarter is the slowest quarter of the year. The operating expense ratio is not a good indicator of operations for this time period because of the significant fixed cost impact and costs associated with preparation for the upcoming prom and wedding seasons.

    Laundry revenue increased 4.4% to $1,516 in 1996 from $1,452 in 1995. This increase was primarily the result of an increase in revenues at the Rochester facility of approximately 4.7%.

                  KAHLER REALTY CORPORATION AND SUBSIDIARIES
                        QUARTERLY REPORT ON FORM 10-Q
                 (Dollars in thousands except per share data)
                             First Quarter Ended
                                March 31, 1996


    Laundry operating expenses decreased as a percentage of laundry revenue to 75.9% in 1996 from 81.7% in 1995. This decrease was primarily due to improved labor efficiencies associated with the laundry facility in Rochester. Productivity measured in pounds produced per labor hour increased to 98.4 in 1996 as compared to 87.5 in 1995. Also contributing to this improvement was a decrease in processing costs, primarily in utilities and chemical expenses.


    Interest Income

    Interest income for 1996 increased $73 from 1995. This increase relates primarily to the San Marcos debt service escrow accounts.


    Depreciation and Amortization

    Depreciation and amortization increased to $2.2 million in the first quarter of 1996 from $2.0 million in the first quarter of 1995. The primary reason for the increase in the amount of depreciation and amortization is due to the hotel acquisition.


    Interest Expense

    Interest expense remained at $3.1 million in 1996 from 1995. An increase in the amount of interest expense is attributed to the debt associated with the acquisition of Canyon Springs Park Hotel, offset by a decrease in the prime lending rate.


    Equity Earnings of Affiliates

    Equity earnings of affiliates was $115 in 1996 compared with $154 in 1995. This activity can be further understood by referencing Footnote
    7 of the Notes to Consolidated Financial Statements. For 1996, the Company received equity earnings of $230 from Provo Park Hotel and incurred an equity loss of $29 and $86 from the Kahler Park Hotel and Copper King Hotel, respectively. For 1995, the Company received equity earnings of $177 from Provo Park Hotel and incurred an equity loss of $23 from Kahler Park Hotel.

                  KAHLER REALTY CORPORATION AND SUBSIDIARIES
                        QUARTERLY REPORT ON FORM 10-Q
                 (Dollars in thousands except per share data)
                             First Quarter Ended
                                March 31, 1996


    Net Income

    In 1996, net income increased to $646 from net income of $311 in 1995. The increase was due primarily to increased revenues and operating margins in all operating segments.


Liquidity and Capital Resources

    Cash Flows

    Net cash provided by operating activities decreased $692 over 1995 to $3,424 for 1996. This change relates primarily to the changes in current liabilities.

    Negative working capital provides the Company with an interest free source of capital. Since the Company principally sells services (rather than goods) for cash, the Company does not need working capital. Negative working capital is common in the lodging industry.


    Capital Expenditures

    Capital expenditures for 1996 and 1995 totaled approximately $2,873 and $1,687, respectively. In 1996 and 1995, the money was used to remodel and refurbish existing hotels, purchase laundry and formal wear equipment and purchase garments.


    Investment in and Advances to Affiliates

    The Company received a $94 and $93 distribution from the Provo Park Hotel in 1996 and 1995, respectively. The investment of $51 and $16 made to affiliates in 1996 and 1995 respectively, relates to Kahler Park Hotel. See Footnote 7 of Notes to Consolidated Financial Statements for further discussion.


    Financing

    In 1996, net cash provided from proceeds of new long-term debt of $2.1 million and $2.0 million relates to the Boise Park Suite Hotel expansion and the acquisition of the Colonial Park Hotel, respectively.

                  KAHLER REALTY CORPORATION AND SUBSIDIARIES
                        QUARTERLY REPORT ON FORM 10-Q
                 (Dollars in thousands except per share data)
                             First Quarter Ended
                                March 31, 1996


    The Company also refinanced the San Marcos mortgage in the amount of $13.6 million. The initial variable tax-exempt interest rate, including a credit enhancement fee, was approximately 6.0%. To facilitate this refinancing, the Company placed $1.5 million in escrow with the trustee of the present mortgage.

    In 1995 the Company made a scheduled $500 payment on it's subordinated debt. The scheduled payment in 1996 of $500 will occur in the second quarter.


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


    Other

    On May 7, 1996, the Company entered into an agreement and Plan of Merger
    with Tiger Real Estate Fund, L.P.   Reference is made to Part II of this
    Quarterly Report on Form 10-Q under Item 5.

                                                                     Page 15
                  KAHLER REALTY CORPORATION AND SUBSIDIARIES
                        QUARTERLY REPORT ON FORM 10-Q
                 (Dollars in thousands except per share data)
                             First Quarter Ended
                                March 31, 1996


    The Company is negotiating a settlement with a telecommunications company related to disputed unremitted telephone revenue and fees at 10 of its hotels (the "Hotels"). Proposed terms of this settlement provide for the lease by the Company of $1.5 million of new telephone switches and equipment from the telecommunications company over the remaining term of the amended existing telephone service agreements. The Company would have the option to acquire all telephone switches and equipment in the Hotels at the end of the telephone service agreement term. However, while this settlement has been agreed to in principle by the parties, it has not yet been executed. If completed, this settlement is not expected to have a material adverse impact on the Company's Consolidated Financial Statements.

    In December 1994 the Company received notice of default relating to bond indebtedness on one of its wholly-owned hotels. In January 1995 the Company brought suit against the bondholders. The Company is seeking declaratory judgment regarding the proper interpretation of the calculation of added interest. In January 1996 the Superior Court of Arizona (the "Court") ruled against the Company. The Company plans to vigorously appeal the Court's decision. The appellate court will hear the Company's suit in its entirety and is not restricted in any way by the Court's decision. If the bondholders are found judicially correct, the Company would owe $267, $618 and $884 for 1993, 1994 and 1995, respectively, and certain other costs as determined by the Court. In 1995, the Company recorded an estimate of the loss that could result from the unfavorable resolution of this uncertainty. No additional loss was recorded in the first quarter of 1996. While the Company believes it has a meritorious case in appeal, the ultimate resolution of the matter, which is expected to take longer than one year, could result in a loss greater or less than what is presently accrued.

    Additionally, the Company is involved in various litigation in the normal course of business. The Company does not expect the outcome of the matters described above to have a material adverse effect on the Company's Consolidated Financial Statements.

    On January 1, 1996, the Company adopted the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Measurement of impairment losses on long-lived assets are based on the estimated fair value of the assets. Properties held for sale under SFAS 121 will continue to be reflected at the lower of historical cost or estimated fair value less anticipated selling costs. No adjustment of the carrying value of the Company's long-lived assets was required at January 1, 1996 as a result of adopting the provisions of SFAS 121.

                  KAHLER REALTY CORPORATION AND SUBSIDIARIES
                        QUARTERLY REPORT ON FORM 10-Q
                 (Dollars in thousands except per share data)
                             First Quarter Ended
                                March 31, 1996



PART II.  OTHER INFORMATION

    Item 5.  Other Information

    On May 7, 1996, Kahler Realty Corporation (the "Company"), Tiger Real Estate Fund, L.P., a Delaware limited partnership ("Tiger") and Tiger Real Estate Acquisition Corp., a Minnesota corporation and a subsidiary of Tiger (the "Purchaser"), entered into an Agreement and Plan of Merger dated as of May 6, 1996 (the "Merger Agreement"), pursuant to which, among other things, (i) the Purchaser would merge with and into the Company (the "Merger") and (ii) each then outstanding share of common stock, par value $.10 per share, of the Company ("Common Stock"), other than dissenting shares and shares which would be canceled and retired and cease to exist as a result of the Merger, would be converted into $17.00 per share in cash. The Merger is subject to, among other things, the approval of the stockholders of the Company, regulatory and third party approvals and other customary conditions. A copy of the Merger Agreement is attached hereto as Exhibit No. 2.1 and is incorporated herein by reference. A copy of the Company's and Tiger's joint press release dated May 7, 1996 is attached hereto as Exhibit No. 20.1 and is incorporated herein by reference.

    By voting agreements dated as of May 6, 1996, between the Purchaser and the Company's two principal stockholders (the "Voting Agreements"), the Company's two principal stockholders agreed to vote approximately 19.9% of the Company's outstanding common stock in favor of the transactions contemplated by the Merger Agreement which are submitted for shareholder approval pursuant to the Merger Agreement. Copies of the Voting Agreements are attached hereto as Exhibit Nos. 99.1 and 99.2 and are incorporated herein by reference.

    The foregoing summaries of the Merger Agreement, the Voting Agreements and the joint press release do not purport to be complete and are qualified in their entirety by reference to such exhibits.

                  KAHLER REALTY CORPORATION AND SUBSIDIARIES
                        QUARTERLY REPORT ON FORM 10-Q
                 (Dollars in thousands except per share data)
                             First Quarter Ended
                                March 31, 1996



    Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

          2    Agreement and Plan of Merger, dated as of May 6, 1996,
among Tiger, the Purchaser and the Company.

          27   Financial Data Schedule.

          99.1 Voting Agreement, dated as of May 6, 1996, between
Purchaser and Harold W. Milner.

          99.2 Voting Agreement, dated as of May 6, 1996, between
Purchaser and the Mayo Foundation.

          99.3 Joint Press Release, dated May 7, 1996.

      (b) Reports on Form 8-K

          None.

                                                                   Page 18
                  KAHLER REALTY CORPORATION AND SUBSIDIARIES
                        QUARTERLY REPORT ON FORM 10-Q
                             First Quarter Ended
                                March 31, 1996





                           SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 1996.







                   KAHLER REALTY CORPORATION



     By:  Harold W. Milner                   By:  Steven R. Stenhaug
          Harold W. Milner                        Steven R. Stenhaug
          President, CEO                          Senior Vice President-
                                                     Treasurer