Form 10-K/A
period 1995-12-31
KAHLER REALTY CORP
filed 1996-07-24
CIK 928697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.   20549
                                FORM 10-K/A-1

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
(State or other jurisdiction                   (I.R.S. Employer
     of incorporation)                            Identification No. or
                                                  organization)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K/A-1 or
any amendment to this Form 10-K/A-1.   [X]

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


   Holiday Inn Downtown - Rochester, Minnesota

   The Holiday Inn Downtown was acquired and substantially renovated by Kahler in 1983. Various portions of the hotel have been renovated since
   1989, including the lobby, guest rooms and restaurant.   The hotel
   provides 170 moderately priced guest rooms and primarily serves visitors to the Mayo Clinic and individual business travelers. The hotel occupies floors two through eight of a 16 story multi-use condominium building and is located three blocks from the Mayo Clinic and one block from the Rochester Civic Center. The hotel is connected to the skyway system, which allows access to the Mayo facilities as well as retail shopping mall. The hotel offers an executive floor service, including complimentary continental breakfast and evening cocktails and computer-assessible phone lines, an informal restaurant, lounge and room service, a dinner theater, and conference and banquet facilities that can accommodate up to 200 persons. The hotel operates under a Holiday Inn franchise.


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

Item 3.

   Legal Proceedings

   The Company believes it is in the final stages of negotiating a settlement with a telecommunications company, Innkeepers' Telemanagement & Equipment Corporatiaon ("ITEC"), related to disputed unremitted telephone revenue and fees of $1.1 million at 10 of its hotels (the Hotels).

   Proposed terms of this settlement provide for the lease by the Company of $1.5 million of new telephone switches and equipment from ITEC over the remaining term of the amended existing telephone service agreements. The Company would have the option to acquire all telephone switches and equipment in the Hotels at the end of the telephone service agreement term. However, while this settlement has been agreed to in principle by the parties, it has not yet been executed. If completed, this settlement is not subject to court or agency review and is not expected to have a material adverse impact on the Company's Consolidated Financial Statements.

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

                                   PART II

Item 5.

   Market for the Registrant's Common Equity and Related Stockholder
   Matters

   a. Kahler Realty Corporation's common shares are traded on the national market system of The NASDAQ Stock Market Inc. (NASDAQ), (NASDAQ), under the symbol KHLR.

      Quarterly high and low closing prices on the NASDAQ national market system are shown below.

                     1996            1995             1994            1993
                  Sale Price      Sale Price       Sale Price      Sale Price
      Quarter     High   Low      High   Low       High   Low      High   Low
      First     $13.63 $11.00   $ 8.88 $ 7.50    $11.00 $ 6.50   $ 4.63 $ 2.75
      Second     14.50  16.75    11.50   7.00     11.25   9.00     6.50   4.00
      Third      16.50  16.88    14.13  10.25     14.75  11.25     8.00   5.75
      Fourth                     13.75  10.00     14.75   8.25     8.25   6.50

      * Through July 12, 1996

   b. As of July 1, 1996, 4,348,141 common shares were issued and outstanding and held by approximately 484 shareholders of record.

   c. Quarterly dividends for the years 1993, 1994, 1995 and the first quarter of 1996 were as follows:

       Quarter          1996          1995          1994          1993
       First           $0.04         $0.03         $0.02         $0.00
       Second           0.04          0.03          0.02          0.02
       Third                          0.04          0.02          0.02
       Forth                          0.04          0.03          0.02

Item 6.
      Selected Financial Data
                               FIVE YEAR SUMMARY OF OPERATIONS
                      (Dollars in thousands, except per share amounts)
KAHLER REALTY CORPORATION AND SUBSIDIARIES                1995        1994       1993        1992        1991

REVENUES
 Revenue of owned operations                           $ 121,772   $ 109,910   $  96,979   $  74,014   $  64,652
 Other properties managed and/or partially owned          18,113      17,490      17,910      29,237      31,506
    Total revenues                                     $ 139,885   $ 127,400   $ 114,889   $ 103,251   $  96,158
REVENUE OF OWNED OPERATIONS
 Lodging                                               $ 105,356   $  93,243   $  80,505   $  58,408   $  51,021
 Formal wear, laundry & other                             15,912      15,894      15,277      14,182      13,193
 Interest income                                             504         773       1,197       1,424         438
    Total revenue of owned operations                    121,772     109,910      96,979      74,014      64,652
OPERATING COSTS AND EXPENSES
 Lodging                                                  79,318      70,797      60,974      45,053      38,458
 Formal wear, laundry & other                             12,801      13,487      12,621      12,092      10,772
 Corporate expenses                                        3,901       3,257       3,272       3,225       2,827
 Depreciation and amortization                             8,919       8,477       7,904       6,492       5,740
 Non-recurring charges                                       526       1,811         -         2,758         -
    Total operating costs and expenses                   105,465      97,829      84,771      69,620      57,797
GROSS OPERATING PROFIT                                    16,307      12,081      12,208       4,394       6,855
 Interest expense                                        (13,115)    (11,207)     (9,362)     (7,303)     (6,764)
 Equity in earnings (loss) of affiliates                     533         193          27        (688)     (2,326)
 Gain (Loss) on sale of assets                               (11)         20           6        (693)      3,005
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES          3,714       1,087       2,879      (4,290)        770
 Provision (Credit) for income taxes                         697         323         875        (300)        247
 Income (Loss) before extraordinary item
  and change in accounting principle                       3,017         764       2,004      (3,990)        523
 Extraordinary item net of income taxes                      -           -           -         2,517         173
 Cumulative effect of change in accounting
  for nonpension postretirement benefits                     -           -           -          (250)        -
NET INCOME (LOSS)                                     $    3,017   $     764   $   2,004   $  (1,723)  $     696
PER COMMON SHARE DATA
Primary income (loss) before extraordinary item
 and change in accounting principle                   $      .70   $     .14   $     .49   $   (1.27)  $     .08
  Plus: extraordinary item                                   -           -           -           .75         .05
  Less: change in accounting principle                       -           -           -          (.07)        -
  Income (Loss) per common share                      $      .70   $     .14   $     .49   $    (.59)  $     .13
Fully diluted income (loss) per common share          $      .69   $     .14   $     .46   $    (.59)  $     .13

Weighted average shares outstanding                   4,329,000    3,956,000   3,525,000   3,341,000   3,274,000

OTHER INFORMATION
  Capital expenditures                                $  14,540    $  13,523   $  12,190   $  11,583   $  14,782
  Total assets                                          178,367      169,069     162,406     132,392     114,170
  Long-term debt                                        126,015      122,359     120,773      91,289      78,600
  Redeemable convertible preferred stock                    -            -         3,267       3,220       3,174
  Stockholders' equity                                   24,173       21,271      16,366      14,867      16,586

                                                  -14-

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

Total revenues have increased by 9.8% , 10.9% and 11.3% in 1995, 1994 and 1993, respectively. Acquisitions in the lodging segment account for most of these increases. The following are significant events that have affected operations of the Company during the past three years:

   . Acquired the Canyon Springs Park Hotel, Twin Falls, ID (112 rooms) - August 1995
   . Acquired a 32.9% ownership interest and management contract of the Copper King Park Hotel, Butte, MT (150 rooms) - July 1995
   . Entered into a management contract for the Red Fox Inn, Waverly, IA (127 rooms) - December 1994
   . Acquired the Green Oaks Inn and Conference Center, Fort Worth, TX (284 rooms) - December 1994
   . Acquired the Pocatello Park Quality Inn, Pocatello, ID (152 rooms) - March 1994
   . Acquired a 50% ownership interest and management contract of the Provo Park Hotel, Provo, UT (232 rooms) - September 1993
   . Acquired a 63.75% general partnership interest in the Ogden Park Hotel, Ogden, UT (288 rooms) - August 1993
   . Acquired a 26.6% ownership interest and management contract of the Plaza One Hotel, Rock Island, IL (175 rooms) - July 1993
   . Acquired its partner's 50% interest in the Salt Lake Hilton Hotel, Salt Lake City, UT (351 rooms) - May 1993
   . Opened a new 88,000 square foot laundry facility, Textile Care Services, Rochester, MN (19 million pound annual capacity) - April 1993

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

Item 8.
  Financial Statements and Supplementary Data

  (a) 1.  Financial Statements of Kahler
              Realty Corporation                                        Page
     .     Consolidated Statements of Operations                           F-1
     .     Consolidated Balance Sheets                                F-2, F-3
     .     Consolidated Statements of Cash Flows                           F-4
     .     Consolidated Statements of Stockholders' Equity                 F-5
     .     Notes to Consolidated Financial Statements            F-6 thru F-19
     .     Independent Auditors' Report                                   F-20

  (a) 2.  Supplementary Data - Financial Statements of
                 Park Hotels, L.C.
                                                                        Page
     .     Balance Sheets                                                 SD-1
     .     Statements of Operations                                       SD-2
     .     Statements of Cash Flows                                       SD-3
     .     Statements of Changes in Members' Equity                       SD-4
     .     Notes to Financial Statements                        SD-5 thru SD-7
     .     Independent Auditors' Report                                   SD-8

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

  (b)     The executive officers of the Company are:

          Harold W. Milner, 61, President and Chief Executive Officer of Kahler since March 12, 1985.

          Michael P. Gehling, 33, Vice President, Engineering since February 1991. From January 1989 until February 1991, Mr. Gehling was Director of Engineering, responsible for the Company's engineering and energy standards.

          Thomas R. Gintz, 45, Vice President, Purchasing and Design since February 1993. From November 1982 until February 1993, Mr. Gintz was Director of Purchasing responsible for capital asset procurement projects, specifying and coordinating interior design.

          Michael R. Hinckley, 60, Senior Vice President of Marketing since January 1987.

          James E. Hinrichs, 56, Vice President, Accounting since July
          1985.

          Kevin L. Molloy, 46, Senior Vice President , Operations since October 1985.

          James D. Porrett, 42, Vice President, Textile Care Services since February 1993. From October 1984 until February 1993, Mr. Porrett was General Manager of Textile Care Services responsible for Textile Care Laundry operations in Minnesota and Utah.

          Michael J. Quinn, 47, Senior Vice President, Secretary and General Counsel since April 1993. From July 1989 until April 1993, Mr. Quinn was Vice President, Secretary and General Counsel responsible for legal matters for the Corporation and all subsidiaries.

          Steven R. Stenhaug, 37, Senior Vice President, Treasurer since April 1993. From July 1985 until April 1993, Mr. Stenhaug was Vice President, Treasurer responsible for corporate banking, credit and investment functions of the Company.

          Philip D. Thorpe, 61, Vice President Real Estate Management since April 1988.

          Paul R. Tieskoetter, 37, Controller since July 1985.

          Simon W. Workman, 59, Vice President, Corporate Human Resources since February 1993. From June 1992 until February 1993, Mr. Workman was Manager of Corporate Personnel. From January 1982 until June 1992, Mr. Workman was manager of Headquarters Human Resource at Control Data Corporation.


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

  (c) Index to Exhibits - page 26

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused Amendment #1 to Form 10K to be signed on its behalf by the undersigned thereunto duly authorized.



                                     KAHLER REALTY CORPORATION
                                     (Registrant)


Dated: July 24, 1996                 Harold W. Milner         (Sigd)
                                     Harold W. Milner
                                     President, CEO and Director

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

(23)      Consent of Independent Auditors' for S-8 Amendment (Note 4)

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

Note 3. Copies of these documents were filed in the original 1995 Annual Report on Form 10-K.

Note 4.   A copy of this document is filed with this amendment of Form 10-K.

KAHLER REALTY CORPORATION AND SUBSIDIARIES


Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

For Years Ended December 31, 1995, January 1, 1995
    and January 2, 1994                           1995       1994       1993

REVENUES
 Revenue of owned operations                    $121,772   $109,910   $ 96,979
 Other properties managed and/or
  partially owned                                 18,113     17,490     17,910
   Total revenues                               $139,885   $127,400   $114,889

REVENUE OF OWNED OPERATIONS
 Lodging - rooms                                $ 61,249   $ 54,108   $ 46,026
        - food and beverage                       32,554     29,339     25,185
        - other                                   11,553      9,796      9,294
 Formal wear, laundry & other                     15,912     15,894     15,277
 Interest income                                     504        773      1,197
   Total revenue of owned operations             121,772    109,910     96,979

OPERATING COSTS AND EXPENSES
 Lodging - rooms                                  15,180     13,523     11,388
        - food and beverage                       25,697     23,221     19,801
        - other                                   38,441     34,053     29,785
 Formal wear, laundry & other                     12,801     13,487     12,621
 Corporate expenses                                3,901      3,257      3,272
 Depreciation and amortization (Note 9)            8,919      8,477      7,904
 Aborted offering costs (Note 9)                     526      1,811         -
   Total operating costs and expenses            105,465     97,829     84,771

GROSS OPERATING PROFIT                            16,307     12,081     12,208
 Interest expense                                (13,115)   (11,207)    (9,362)
 Equity in earnings of affiliates (Note 4)           533        193         27
 Gain (Loss) on sale of assets                       (11)        20          6

INCOME FROM OPERATIONS BEFORE INCOME TAXES         3,714      1,087      2,879
 Provision for income taxes                          697        323        875

NET INCOME                                      $  3,017   $    764   $  2,004

PER COMMON SHARE DATA
 Primary income per common share                $    .70   $    .14   $    .49
 Fully diluted income per common share          $    .69   $    .14   $    .46






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










See Notes to Consolidated Financial Statements

KAHLER REALTY CORPORATION AND SUBSIDIARIES


Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

December 31, 1995 and January 1, 1995                   1995           1994

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable (Notes 7 and 9)                  $  10,110      $   8,392
 Due to affiliates (Note 4)                              738            167
 Accrued liabilities:
   Payroll and payroll related                         3,131          2,473
   Real estate taxes                                   1,954          1,996
   Other taxes                                           520            806
 Notes payable (Note 5)                                4,700          5,300
 Current portion of long-term debt (Note 5)            3,739          2,767
 Current portion of subordinated debt
  to affiliate (Note 6)                                  500            500
   Total current liabilities                          25,392         22,401

LONG-TERM DEBT (Note 5)
 Obligations of Kahler Realty Corporation             99,754         95,842
 Obligations of Subsidiaries - Nonrecourse
  to Kahler Realty Corporation                        26,261         26,517
   Total long-term debt                              126,015        122,359

OTHER LIABILITIES
 Pension liability (Note 8)                            1,009            734
 Deferred revenue                                        160            137
 Other                                                   618            667
   Total other liabilities                             1,787          1,538

COMMITMENTS AND CONTINGENCIES (Note 7)

SUBORDINATED DEBT TO AFFILIATE (Note 6)                1,000          1,500

REDEEMABLE CONVERTIBLE PREFERRED STOCK                     -              -
 Authorized - 10,000,000 shares
 Issued and Outstanding - None

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

                                        F-5

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

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments of 50% or less in owned affiliates in which the Company possesses significant influence are not
consolidated but are accounted for under the equity method.   The Company owns
24% of a partnership which owns the University Park Hotel and a $4,620, 9% mortgage note with an option to convert the note into additional equity interest in the hotel in 1998. Should the Company exercise its option to convert, the Company would own 69.6% of the hotel. The Company consolidates the assets and liabilities of the hotel which approximated $10,391 and $9,412 at December 31, 1995, and $10,714 and $9,463 at January
1, 1995, respectively. All material intercompany transactions and balances have been elininated.

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

     Other properties managed and/or partially-owned includes all revenue of properties partially-owned (50% or less) by the Company and the properties managed for others. Investments of 50% or less in owned affiliates in which the Company possesses signifiant influence are not consolidated but accounted for under the equity method.

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

Note 4.  Investment in Affiliates

As of December 31, 1995 and January 1, 1995 the Company's investment in affiliates, accounted for under the equity method of accounting, are as follows:
                                             Ownership
                                             Interest       1995       1994
 Park Hotels, L.C., Provo, UT                     50.0%     $4,450     $3,165
 Best Western Copper King Park Hotel,
     Butte, MT (Note 3)                          32.9%        560        -
 Kahler Park Hotel, Hibbing, MN                  25.0%         85        114
 Quality Hotel Plaza One,
     Rock Island, IL                             26.6%         -         -
                                                           $5,095     $3,279

The Company or its subsidiaries typically have an interest in an affiliated partnership or limited liability company and operate the hotels under long-term management contracts. The Company also held notes receivable from affiliates of $572 and $574 at December 31, 1995 and January 1, 1995, respectively.

The Company contributed $1,200 to the Park Hotels, L.C. during 1995, which along with funds from a $16,000 non-recourse loan commitment and a $1,000 federal grant will be used to construct a 96 suite expansion and 17,000 square foot conference center as well as a 114 suite Residence Inn by Marriott in Provo, Utah. The Company's partner in this venture contributed land and cash valued at $1,200. Construction of the Residence Inn and the expansion of the Provo Park Hotel is scheduled to be completed in late 1996 and early 1997, respectively.


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

In December 1994 the Company received notice of default relating to bond indebtedness on one of it's wholly-owned hotels. In January 1995 the Company brought suit against the bondholders. The Company is seeking declaratory judgment regarding the proper interpretation of the calculation of added interest. In January 1996 the Superior Court of Arizona (the Court) ruled against the Company. The Company plans to vigorously appeal the Court's decision. The appellate court will hear the Company's suit in its entirety and is not restricted in any way by the Court's decision. If the bondholders are found judicially correct, the Company would owe $267, $618 and $884 for 1993, 1994 and 1995, respectively, and certain other costs as determined by the Court. The Company has recorded an estimate of the loss that could result from the unfavorable resolution of this uncertainty. While the Company believes it has a meritorious case in appeal, the ultimate resolution of the matter, which is expected to take longer than one year, could result in a loss greater or less than what is presently accrued. The Company refinanced this mortgage in January 1996 as discussed in Note 5.

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

In January 1996 the Company entered into an agreement to purchase the 149 room full service Colonial Inn Hotel in Helena, Montana at a cost of $9,200. This acquisition will be financed through a mortgage note payable to a bank, a note payable to the seller and internally generated funds.

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

Temporary differences comprising the net prepaid taxes included in other assets on the Consolidated Balance Sheet at December 31, 1995 and January 1, 1995 are as follows:

                                    1995


Temporary Differences                  Assets      Liabilities      Total
Allowance for doubtful  accounts      $    81      $    -          $    81
Accrued employee benefits                 504           -              504
Other                                     -            (180)          (180)
     Current                              585          (180)           405

Depreciation and amortization               6        (1,910)        (1,904)
Deferred revenues                       1,658          (105)         1,553
Installment gains                         -            (399)          (399)
Property valuation allowances             -             (70)           (70)
Joint ventures                          1,003          (142)           861
Accrued employee benefits                 242           -              242
     Noncurrent                         2,909        (2,626)           283

Other Components
Alternative minimum tax credits         1,563           -            1,563
General business credits                  631           -              631
Valuation allowance                    (2,195)          -           (2,195)
                                           (1)          -               (1)
Net prepaid tax asset                $  3,493      $ (2,806)       $   687


                                    1994


Temporary Differences                  Assets      Liabilities      Total
Allowance for doubtful accounts       $    75      $    -          $    75
Accrued employee benefits                 360           -              360
Other                                      13          (129)          (116)
     Current                              448          (129)           319

Depreciation and amortization              -           (775)        (1,049)
Deferred revenues                       1,596          (108)         1,488
Installment gains                           8          (427)          (419)
Property valuation allowances              -            (90)           184
Joint ventures                            589           (81)           508
Accrued employee benefits                 264           -              264
     Noncurrent                         2,457        (1,481)           976

Other Components
Alternative minimum tax credits         1,068           -            1,068
General business credits                  587           -              587
NOL carryforwards                         218           -              218
Valuation allowance                    (2,655)          -           (2,655)
                                         (782)          -             (782)
Net prepaid tax asset                $  2,123      $ (1,610)       $   513



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



                                                      KPMG Peat Marwick LLP
                                                    KPMG Peat Marwick LLP


Chicago, Illinois
February 16, 1996

                              PARK HOTELS,  L. C.
                                BALANCE SHEETS
                          December 31, 1995 and 1994


ASSETS

                                                          1995          1994
CURRENT ASSETS
Cash and cash equivalents (Note 4)                  $   802,122   $   118,601
Receivables, less allowance for doubtful
  accounts of $4,000 and $2,000, respectively            98,184        95,857
Inventories                                              83,646        87,828
Prepaid expenses                                          7,780         4,252
         Total current assets                           991,732       306,538

DEFERRED COSTS                                          534,633        77,338

PROPERTY AND EQUIPMENT
Land                                                  1,652,000          -
Buildings                                             4,608,749     4,608,749
Furniture and equipment                               2,420,876     2,267,883
         Total                                        8,681,625     6,876,632
         Less accumulated depreciation                  690,414       374,989
                                                      7,991,211     6,501,643
            Construction in progress                    535,863          -
         Total property and equipment                 8,527,074     6,501,643

         TOTAL ASSETS                               $10,053,439   $ 6,885,519


LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
         Accounts payable                           $   533,291   $   366,175
         Accrued liabilities:
            Payroll and payroll related liabilities      91,700       112,077
            Property and other taxes                     85,236        76,399
            Total current liabilities                   710,227       554,651

LONG-TERM DEBT (Notes 2 and 4)
         Mortgage payable                               443,173          -
         Members' notes payable                            -        6,228,000
                                                        443,173     6,228,000

COMMITMENTS AND CONTINGENCIES (Note 3)

MEMBERS' EQUITY                                       8,900,039       102,868

      TOTAL LIABILITIES AND MEMBERS' EQUITY         $10,053,439   $ 6,885,519





See Notes to Financial Statements

                               PARK HOTELS, L.C.
                           STATEMENTS OF OPERATIONS
       For Years Ended December 31, 1995 and 1994 and for the Period from
            August 31, 1993 (date of formation) to December 31, 1993



                                            1995          1994          1993
REVENUES
   Lodging                              $ 4,147,914   $ 3,627,437   $   973,357
   Food and beverage                      2,172,501     1,963,224       622,872
   Other                                    530,509       501,068       155,457
   Interest income                           16,095        10,047         3,731
      Total revenues                      6,867,019     6,101,776     1,755,417

OPERATING COSTS AND EXPENSES
   Rooms                                    880,984       843,684       254,171
   Food and beverage                      1,713,223     1,555,457       498,865
   Other                                    331,997       366,965       113,246
      Total direct operating
       costs and expenses                 2,926,204     2,766,106       866,282

   Selling, general and
     administrative                       1,233,198     1,122,199       316,669
   Property insurance, rent,
     maintenance and energy costs           587,789       637,055       197,973
   Real estate and personal
     property taxes                         119,157       119,920        34,437
   Management fee to affiliate(Note 4)      332,714       231,542        51,199
   Depreciation and amortization            350,427       320,330        96,133
   Interest expense to Members              641,484       747,361       249,119
      Total indirect operating
       costs and expenses                 3,264,769     3,178,407       945,530
      Total operating costs
       and expenses                       6,190,973     5,944,513     1,811,812

NET INCOME (LOSS)                       $   676,046   $   157,263   $   (56,395)
















See Notes to Financial Statements

                                 PARK HOTELS, L.C.
                             STATEMENTS OF CASH FLOWS
      For Years Ended December 31, 1995 and 1994 and for the Period from
           August 31, 1993 (date of formation) to December 31, 1993


                                        1995         1994          1993
CASH FLOW FROM OPERATIONS
  Net income (loss)                 $   676,046   $  157,263   $   (56,395)
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization       350,427      320,330        96,133
  Change in current assets
   and current liabilities:
    Receivables, net                     (2,327)      72,052      (167,909)
    Inventories                           4,182       (5,444)      (82,384)
    Prepaid expenses                     (3,528)      (2,747)       (1,505)
    Accounts payable                    167,116      162,385       203,691
    Accrued liabilities                 (11,540)       5,433       183,141
      Net cash provided by
       operating activities           1,180,376      709,272       174,772


CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property
    and equipment (Note 5)           (1,490,856)    (736,192)   (6,140,439)
  Payments for deferred costs           (75,515)      (5,595)     (113,217)
      Net cash used by
      investing activities           (1,566,371)    (741,787)   (6,253,656)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Members' contributions
    (Notes 2 & 5)                     1,828,500         -            2,000
  Members' distributions               (785,375)        -             -
  Payments for financing fees          (416,782)        -             -
  Proceeds from Members' notes
    payable (Note 2)                       -            -        6,228,000
  Proceeds from issuance of
    long-term debt                      443,173         -             -
      Net cash provided (used)
       by financing activities        1,069,516         -        6,230,000

INCREASE (DECREASE) IN CASH             683,521      (32,515)      151,116

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD              118,601      151,116          -

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                $   802,122  $   118,601   $   151,116








See Notes to Financial Statements

                              PARK HOTELS, L.C.
                  STATEMENTS OF CHANGES IN MEMBERS' EQUITY
      For Years Ended December 31, 1995 and 1994 and for the Period from
           August 31, 1993 (date of formation) to December 31, 1993


                                                      Kahler
                                      ESNET           Realty          Total
Initial contributions,
 August 31, 1993 (Note 1)          $     1,000     $     1,000     $     2,000
    Net loss                           (28,198)        (28,197)        (56,395)

BALANCES, December 31, 1993            (27,198)        (27,197)        (54,395)

    Net income                          78,632          78,631         157,263

BALANCES, December 31, 199              51,434          51,434         102,868

    Net income                         338,023         338,023         676,046
    Members' contributions             629,000       1,199,500       1,828,500
    Land contribution (Note 5)         850,000            -            850,000
    Member loans converted
      to Equity (Note 2)             3,114,000       3,114,000       6,228,000
    Members' distributions            (532,438)       (252,937)       (785,375)

BALANCES, December 31, 1995        $ 4,450,019     $ 4,450,020     $ 8,900,039



























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

In November 1995, the Members agreed to release their security interest in the Hotel and canceled the notes so that the Company could obtain a loan commitment to finance the expansion of the Hotel and the construction of a 114-suite hotel (as discussed below). The Notes were converted to equity upon cancellation.

In December 1995 the Company began construction on a 96 suite expansion and 17,000 square foot conference center. Prior to beginning construction, the Company acquired land adjacent to the Hotel which will be used for the expansion of the Hotel and construction of the conference center as well as the land under the Hotel previously leased by the Company (Note 3). The land, which cost $802,000, was purchased with funds contributed by the Members. The expansion is scheduled for completion in early 1997 and will be financed by a portion of the proceeds from a construction loan and a federal grant (Note 2).

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

Income taxes

The Company is a limited liability company and limited liabiliaty companies are taxed as partnerships. The Members are required to report on their individual tax returns allocable shares of income, gains, losses, deductions and credits of the Company. Accordingly, no provision for income taxes is reflected in the financial statements of the Company.

The following unaudited information is a reconciliation of financial net income (loss) to taxable income (loss):

                                     1995             1994             1993
Financial net income              $ 676,046        $ 157,263        $ (56,395)
  Adjustments:
   Depreciation                    (289,623)        (294,647)         (21,324)
   Other timing differences           6,651           45,447           12,000
   Permanent differences              2,183            3,043              879
Taxable income (loss)             $ 395,257        $ (88,894)       $ (64,840)


Note 2.  Long-Term Debt

Outstanding debt, which is secured substantially by all property and equipment, is summarized as follows:

                                                1995             1994
    Mortgage payable, prime plus 1%,
     due monthly including interest,
      through the year 2003 (1)            $   443,173       $     -
    Members' notes payable, 12%,
     interest paid quarterly (2)                  -            6,228,000
                                           $   443,173       $ 6,228,000


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

 (2) In November 1995, the Members agreed to release their security interest in the hotel and canceled the notes so that the Company could obtain a loan commitment to finance the expansion of the hotel and the construction of a 114-suite hotel. The Notes were converted to equity upon cancellation.

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

The Company made interest payments to the Members of $641,484, $747,361 and $249,119 for 1995, 1994 and 1993, respectively.

The Company invests excess cash with Kahler pursuant to the management contract described above. The interest earned on this excess cash is computed using a money market rate on instruments in excess of $50,000 plus 1%. Cash invested with Kahler was $773,641 and $89,304 at December 31, 1995 and 1994.


Note 5. Supplemental Disclosure of Cash Flow Information and Non-Cash Financing and Investing Activities

                                    1995         1994         1993
Interest paid                    $ 641,484    $ 747,361    $ 249,119

On November 14, 1995 the Company received a contribution of land from ESNET, a member of the Company. The value assigned to the land by the Members on the date of the contribution was $850,000, which was the cost recorded on the financial statement of ESNET in connection with the acquisition of the land. The Company has accounted for the $850,000 land contribution as an increase in the land value under property and equipment and an increase in Members' equity.

In November 1995 the Members converted their notes to equity as discussed in Notes 1 and 2.

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